Form 10-Q
period 2026-06-30
Narragansett Bancorp, Inc.
filed 2026-09-21
CIK 2138186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-296731

NARRAGANSETT BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	42-3540071
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Swansea Mall Drive Swansea, Massachusetts	02777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 806-2872

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 21, 2026, the registrant had no shares of common stock outstanding.

Table of Contents

NARRAGANSETT FINANCIAL CORPORATION AND SUBSIDIARY

Unaudited Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025.

Explanatory Note

BayCoast Bank and Narragansett Financial Corporation (the "Company") have approved a Plan of Holding Company Reorganization and Plan of Stock Issuance pursuant to which they would reorganize into a two-tier holding company structure with Narragansett Bancorp, Inc. (the "Registrant") as the mid-tier holding company. As of June 30, 2026 the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Company is included in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands)
Assets
Cash and cash equivalents	$52,748	$38,519
Securities available for sale, at fair value (cost of $366,074 and $345,192, respectively)	359,819	342,292
Marketable equity securities, at fair value	2,378	2,188
Federal Home Loan Bank stock, at cost	5,082	5,787
Loans held for sale, at fair value	20,036	21,262
Loans, net of allowance for credit losses of $30,254 at June 30, 2026 and $29,078 at December 31, 2025	2,219,766	2,236,274
Mortgage servicing rights, net	14,644	13,991
Bank-owned life insurance	43,346	40,962
Premises and equipment, net	40,869	40,701
Accrued interest receivable	9,929	10,034
Net deferred tax asset	7,460	5,841
Goodwill and other intangible assets	27,861	28,186
Equity method investments	14,439	14,196
Right of use lease asset	9,603	10,041
Other assets	46,505	48,302
	$2,874,485	$2,858,576
Liabilities and Retained Earnings
Non-interest bearing deposits	$435,538	$394,297
Interest bearing deposits	2,012,922	2,029,009
Short-term borrowings	85,000	97,533
Long-term borrowings	490	530
Subordinated debt	94,737	94,578
Lease liability	9,830	10,257
Other liabilities	46,772	45,526
Total liabilities	2,685,289	2,671,730
Retained earnings	194,113	189,395
Accumulated other comprehensive loss	(4,917)	(2,549)
Total retained earnings	189,196	186,846
	$2,874,485	$2,858,576

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Net Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$31,880	$33,162	$63,363	$65,629
Interest on debt securities	3,005	2,258	5,788	4,306
Dividend income	118	232	232	492
Interest on cash and cash equivalents	141	394	182	810
Total interest and dividend income	35,144	36,046	69,565	71,237
Interest expense:
Interest on deposits	11,175	12,915	22,576	25,921
Interest on borrowings	873	2,515	2,150	5,268
Interest on subordinated debt	1,722	1,917	3,299	3,821
Total interest expense	13,770	17,347	28,025	35,010
Net interest income	21,374	18,699	41,540	36,227
Provision for credit losses	800	2,010	2,500	3,900
Net interest income, after provision for credit losses	20,574	16,689	39,040	32,327
Other income:
Customer service fees	2,781	2,610	5,519	5,114
Net loan servicing (expense) fee income	(148)	30	(1,100)	157
Trust department fees	1,620	1,475	3,255	2,961
Insurance and brokerage commissions	3,703	3,839	7,773	7,874
Gain (loss) on securities available for sale, net	—	(20)	203	(20)
Gain (loss) on marketable equity securities	130	(36)	189	(51)
Loss on sales of portfolio loans	(323)	(300)	(776)	(827)
Mortgage banking income	4,456	4,715	9,174	8,127
Bank-owned life insurance income	1,440	969	1,320	1,005
Miscellaneous	280	1,382	686	1,591
Total other income	13,939	14,664	26,243	25,931
Operating expenses:
Salaries and employee benefits	20,797	18,886	39,862	36,100
Occupancy and equipment	3,562	3,419	7,679	7,112
Professional fees	839	779	1,668	1,551
Data processing	1,270	1,105	2,458	2,289
Advertising costs	609	540	1,217	1,179
Deposit insurance	703	659	1,400	1,386
Amortization of intangible assets	162	258	325	505
Other general and administrative	2,601	2,931	5,190	5,588
Total operating expenses	30,543	28,577	59,799	55,710
Income before income taxes	3,970	2,776	5,484	2,548
Provision for income taxes	500	522	766	417
Net income	$3,470	$2,254	$4,718	$2,131

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$3,470	$2,254	$4,718	$2,131
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains	(1,291)	2,249	(3,151)	5,417
Reclassification adjustment for amounts realized in income (1)	—	20	(203)	20
Net unrealized (losses) gains	(1,291)	2,269	(3,354)	5,437
Related tax effects	373	(618)	937	(1,495)
Net-of-tax amount	(918)	1,651	(2,417)	3,942
Derivative instruments used for cash flow hedges:
Unrealized gains	—	65	68	29
Related tax effects	—	(19)	(19)	(8)
Net-of-tax amount	—	46	49	21
Total other comprehensive (loss) income	(918)	1,697	(2,368)	3,963
Comprehensive income	$2,552	$3,951	$2,350	$6,094

(1)
Amounts are reclassified out of accumulated other comprehensive loss and are included in gain (loss) on securities available for sale, net on the consolidated statements of net income. Income tax expense associated with these gains for the six months ended June 30, 2026 was $57,000.

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Changes in Retained Earnings (Unaudited)

Three Months Ended June 30, 2026 and 2025

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Retained Earnings
		(In thousands)
Balance at March 31, 2025	$183,273	$(10,519)	$172,754
Comprehensive income	2,254	1,697	3,951
Balance at June 30, 2025	$185,527	$(8,822)	$176,705
Balance at March 31, 2026	$190,643	$(3,999)	$186,644
Comprehensive income (loss)	3,470	(918)	2,552
Balance at June 30, 2026	$194,113	$(4,917)	$189,196

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Changes in Retained Earnings (Unaudited)

Six Months Ended June 30, 2026 and 2025

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Retained Earnings
		(In thousands)
Balance at December 31, 2024	$183,396	$(12,785)	$170,611
Comprehensive income	2,131	3,963	6,094
Balance at June 30, 2025	$185,527	$(8,822)	$176,705
Balance at December 31, 2025	$189,395	$(2,549)	$186,846
Comprehensive income (loss)	4,718	(2,368)	2,350
Balance at June 30, 2026	$194,113	$(4,917)	$189,196

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$4,718	$2,131
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net amortization of securities available for sale	(698)	(276)
(Gain) loss on securities available for sale, net	(203)	20
(Gain) loss on marketable equity securities, net	(189)	50
Loss on sales of portfolio loans	776	827
Provision for credit losses	2,500	3,900
Mortgage servicing rights capitalized	(3,807)	(2,663)
Amortization of mortgage servicing rights	2,855	1,590
Increase in valuation allowance of mortgage servicing rights	300	—
Depreciation and amortization of premises and equipment and intangible assets	2,272	2,335
Bank-owned life insurance income	(1,320)	(1,006)
Losses from equity method investments	12	12
Deferred tax benefit	(700)	(167)
Net change in:
Loans held for sale	1,226	(8,499)
Accrued interest receivable	105	(172)
Other assets and other liabilities	3,278	1,871
Net cash provided (used) by operating activities	11,125	(47)
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	26,905	10,914
Proceeds from calls/maturities and principal payment	33,564	13,974
Purchases	(80,449)	(50,330)
Purchase of FHLB stock	(18,112)	(592)
Redemption of FHLB stock	18,816	3,045
Purchase of bank-owned life insurance	(1,064)	(1,242)
Proceeds from sales of portfolio loans	81,008	54,206
Loan originations, net of amortization and payoffs	(67,776)	(52,851)
Additions to premises and equipment	(2,173)	(1,773)
Proceeds from the disposal of premises and equipment	59	22
Net change in equity method investments	(255)	(224)
Net cash used by investing activities	(9,477)	(24,851)

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from financing activities:
Net change in non-brokered deposits	25,154	130,240
Net change in brokered deposits	—	(22,852)
Net change in short term borrowings	(12,573)	(39)
Repayment of long-term debt	—	(80,000)
Proceeds from long-term debt	—	20,000
Net cash provided by financing activities	12,581	47,349
Net change in cash and cash equivalents	14,229	22,451
Cash and cash equivalents at beginning of year	38,519	75,957
Cash and cash equivalents at end of year	$52,748	$98,408
Supplemental cash flow information:
Interest paid on deposits	$22,597	$26,025
Interest paid on borrowings and subordinated debt	5,255	9,385
Income taxes paid, net	1,325	1,383
Non-cash activities
Right of use assets obtained in exchange for lease liabilities	$179	$2

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included.

For additional information and disclosures required under U.S. GAAP, refer to the Company’s consolidated financial statements for the year ended December 31, 2025.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

Basis of presentation and consolidation

The consolidated financial statements include the accounts of Narragansett Financial Corporation (collectively, the “Company”) and its wholly owned subsidiary, BayCoast Bank (the “Bank”), and the Bank’s subsidiaries. Throughout the consolidated financial statements, the Company and the Bank are collectively referred to as the Company.

Business

The Company provides a variety of financial services to individuals and businesses through its offices on the Southcoast of Massachusetts and Rhode Island. Its primary deposit products are checking, savings, money market and term certificates, and its primary lending products are residential, commercial, and multi-family mortgages and commercial loans.

The Bank’s wholly-owned subsidiaries include BCBOZ Investment, LLC, which holds real estate property; BayCoast Financial Services (“BFS”), which sells non-deposit investment products to individuals and entities; Troy Security Corporation and B.F.R. Corp., which buy, hold, and sell securities on their own behalf; 1851 Corporation, which holds investments and real estate property; BayCoast Insurance, LLC (“BCI”), a wholly-owned subsidiary of BFS, which provides insurance products to consumers and businesses; BayCoast Mortgage Company, LLC (“BCMC”), which originates and sells conforming and jumbo residential mortgages; Stack Ally, LLC (“Stack Ally”), which was established to provide data integration and automation solutions to organizations; Priority Funding, LLC (“Priority Funding”) which originates and sells manufactured home loans; and Teamwork Funding, LLC (“Teamwork Funding”) a wholly owned subsidiary of Priority Funding, which provides broker lender services for manufactured home loans and primarily conducts business in Arizona; Plimoth Trust Company, LLC, d/b/a Plimoth Investment Advisors (“Plimoth”) provides investment management and trust services. Plimoth acts as a fiduciary and provides portfolio and/or trust services to its clients.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reorganization and Stock Offering

On June 8, 2026, the Board of Trustees of the Company and the Board of Directors of the Bank adopted a Plan of Holding Company Reorganization and Plan of Stock Issuance (the “Plan”). The Plan is subject to the approval of the Massachusetts Division of Banks, and the reorganization must also be approved by the Board of Governors of the Federal Reserve System. Pursuant to the Plan, the Bank will issue all of its outstanding stock to a new mid-tier stock holding company, which will be named Narragansett Bancorp, Inc. Pursuant to the Plan, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based on an independent appraiser’s valuation. Narragansett Bancorp, Inc. will be organized as a corporation under the laws of the State of Maryland and will offer 45% of its common stock to be outstanding to the Bank’s eligible depositors, the Bank’s employee stock ownership plan being formed in connection with the reorganization, a charitable foundation and certain other persons. The Company will own 55% of the common stock of Narragansett Bancorp, Inc. to be outstanding upon completion of the reorganization and stock issuance.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

A liquidation account will be established by Narragansett Bancorp, Inc. for the benefit of eligible account holders equal to the percentage of the shares of common stock issued in the offering to persons other than the Company multiplied by the net worth of the Company as of March 31, 2026.

The costs of the reorganization and the stock issuance will be deferred and deducted from the sales proceeds of the offering. If the reorganization is unsuccessful, all deferred costs will be charged to operations. As of June 30, 2026, $717,000 of reorganization costs had been incurred.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, deferred taxes, and post-retirement benefit obligations.

Fair value hierarchy

The Company groups its assets and liabilities that are measured at fair value in three levels, based on the markets in which they are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities. Valuations are obtained from readily available pricing sources.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads, and new issue data for substantially the full term of the assets and liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets and liabilities include those whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting, as amended by the FASB Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This accounting update requires additional reportable segment disclosures on an annual and interim basis, among other requirements. This update does not change how operating segments are identified or aggregated, or how quantitative thresholds are applied to determine the reportable segments.

The Company is engaged in a single line of business as a community bank, which is primarily comprised of providing a variety of financial services to individuals and businesses through its offices on the Southcoast of Massachusetts and Rhode Island. Its primary deposit products are checking, savings, money market and term certificates, and its primary lending products are residential, commercial, and multi-family mortgages and commercial loans. The Company also offers other financial services products including wealth management, and insurance services. The Company has identified its President as the chief operating decision maker (“CODM”) who uses net income to evaluate the results of business, predominantly in the forecasting process, and to manage the Company. Additionally, the CODM uses monthly financial reporting, which typically includes consolidated balance sheet and consolidated income statement, net interest margin analysis, loan and deposit balances, asset quality metrics, capital, and liquidity ratios to make business decisions. The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses – Loans

The Company adopted the current expected credit loss (“CECL”) model using the Weighted Average Remaining Maturity method (“WARM”) for all financial assets measured at amortized cost and off-balance sheet exposures. Prior periods have not been restated and continue to be presented in accordance with previously applicable GAAP.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). The allowance for credit losses on loans is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.

Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all of the following: peer losses, changes in lending policy and procedures, changes in nature and volume of the loan portfolio and in the terms of loans, changes in experience, ability and depth of lending management and staff, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, existence and effect of any concentration of credit and changes in the level of such concentrations, effect of other external forces such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing portfolio, and the current and forecasted direction of the economic and business environment. Such forecasted information includes: gross domestic product (“GDP”) growth, unemployment rates, inflation, interest rates and house price indexes amongst others.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent without private mortgage insurance and does not generally grant loans that would be classified as sub-prime upon origination. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial and multi-family real estate – Loans in this segment include owner-occupied and non-owner occupied multi-family and income-producing properties throughout New England. The underlying cash flows generated by the properties would be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, would have an effect on the credit quality in this segment. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction – Loans in this segment include pre-sold and speculative real estate development loans for which payment is derived from sale of the property. The Company also originates construction loans which generally provide 12-month construction periods followed by a permanent mortgage loan, and follow the Bank’s normal mortgage underwriting guidelines. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Home equity lines of credit (“HELOC”) and second mortgages – Loans in this segment are collateralized by residential real estate and payment is dependent on the credit quality of the individual borrower. The Company has first and second liens on property securing these loans.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will affect credit quality in this segment.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Consumer – Loans in this segment include loans secured with collateral and unsecured loans with repayment dependent on the credit quality of the individual borrower.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments. The Company determined segmentation by grouping financial asset types which ensures loans with similar risk characteristics, terms, collateral, loss history, and prepayment speeds are pooled together. For each of these pools, the Company collects historical loss data, dating back to January 2016 and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The Company incorporates peer data as part of the lookback period for a full economic cycle. The average remaining life of a loan portfolio segment is determined based on asset specific decay rates. The qualitative adjustments to historical loss information are tied to macroeconomic data (GDP, house price index, inflation and unemployment) and peer data. The one-year economic forecast will determine how peer data is incorporated into the model. For periods beyond one year, the Bank will revert to historical loss information.

Although the primary qualitative factor is linked to economic forecasts and peer data, the Bank will consider the following and apply or revise a qualitative factor if deemed necessary, on a periodic basis: 1) Levels of and trends in delinquencies and individually evaluated loans, 2) Levels of and trends in charge-offs and recoveries, 3) Trends in volume and terms of loans, 4) Effects of any changes in risk selection and underwriting, 5) Experience, ability and depth of lending management and other relevant staff, and 6) Effects of changes in credit concentrations, 7) Industry concentrations. The Bank will also review the reasonableness of decay rates used in WARM calculation and apply a qualitative factor if necessary. There were no changes to the Company’s accounting policy or methodology during 2025 or through June 30, 2026.

Individually Evaluated Loans

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. For loans that are collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. When the discounted cash flow method is used to determine the allowance for credit losses, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Accrued Interest Receivable

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest. As of June 30, 2026 and December 31, 2025, accrued interest receivable of $9.9 million and $10.0 million respectively, is on the consolidated balance sheets.

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures

The Company has off-balance sheet financial instruments, which include commitments to extend credit and the unfunded portion of construction loans. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company’s allowance for credit losses on off-balance sheet credit exposures is recognized as a liability in other liabilities on the consolidated balance sheets, with adjustments to the reserve recognized in the provision for credit losses in the consolidated statements of net income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Recent accounting pronouncements

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, that introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

those fiscal years. The Company did not elect to apply the proportional amortization method for any of its investments in tax credit structures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state, and foreign; and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company for fiscal years beginning after December 15, 2025, and is not expected to have a material impact on the Company’s consolidated financial statements.

2.
SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2026
U.S. Government bonds	$251,967	$103	$(2,691)	249,379
Government sponsored enterprises	47,409	—	(1,981)	45,428
State and municipal bonds	34,784	—	(361)	34,423
Corporate bonds	18,914	8	(928)	17,994
Subordinated debt and collateralized debt obligations	13,000	—	(405)	12,595
Total securities available for sale	$366,074	$111	$(6,366)	$359,819

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2025
U.S. Government bonds	$228,300	$1,641	$(629)	$229,312
Government sponsored enterprises	47,431	—	(2,221)	45,210
State and municipal bonds	33,030	—	(339)	32,691
Corporate bonds	22,431	18	(900)	21,549
Subordinated debt and collateralized debt obligations	14,000	—	(470)	13,530
Total securities available for sale	$345,192	$1,659	$(4,559)	$342,292

As of June 30, 2026 and December 31, 2025, securities with an amortized cost of $24.2 million and $27.8 million, and an estimated fair value of $21.7 million and $25.5 million, respectively, were pledged to secure public funds and other such purposes as required by law.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2026, is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$55,703	$55,313
After 1 year through 5 years	212,179	207,670
After 5 years through 10 years	78,422	77,066
Over 10 years	19,770	19,770
	$366,074	$359,819

There were no proceeds from sales of securities available for sale or realized gains or losses on available for sale securities for the three months ended June 30, 2026. For the six months ended June 30, 2026, proceeds from sales of securities available for sale amounted to $26.9 million. For the six months ended June 30, 2026, gross realized gains on available for sale securities were $203,000. For the three and six months ended June 30, 2025, proceeds from sales of securities available for sale amounted to $10.9 million, and gross realized losses on available for sale securities were $20,000.

Allowance for Credit Losses – Available for Sale Securities

Available for sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. As of June 30, 2026 and December 31, 2025, there was no allowance on available for sale securities.

Information pertaining to securities with gross unrealized losses at June 30, 2026, and as of December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2026
US Government bonds	$2,371	$176,926	$320	$27,658
Government sponsored enterprises	—	—	1,981	45,428
State and municipal bonds	—	—	361	7,895
Corporate bonds	64	2,936	864	13,051
Subordinated debt and collateralized debt obligations	30	970	375	9,625
Total securities available for sale	$2,465	$180,832	$3,901	$103,657

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2025
US Government bonds	$159	$41,150	$470	$58,440
Government sponsored enterprises	—	—	2,221	45,210
State and municipal bonds	—	4,825	339	8,103
Corporate bonds	12	987	888	16,543
Subordinated debt and collateralized debt obligations	—	—	470	10,530
Total securities available for sale	$171	$46,962	$4,388	$138,826

As of June 30, 2026, 86 debt securities have unrealized losses with aggregate depreciation of 2.18% from the Company’s amortized cost basis, all of which is deemed to be unrelated to credit losses.

The unrealized losses on the Company’s investment in U.S. Government, government-sponsored enterprises and state and municipal bonds were primarily caused by interest rate risk. Many of these investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to require a credit loss reserve at June 30, 2026 or December 31, 2025.

The Company’s unrealized losses on investments in corporate bonds and subordinated debt relate to investments in companies within the financial services sector. The unrealized losses are primarily caused by (a) recent decreases in profitability and near-term profit forecasts by industry analysts resulting from the sub-prime mortgage market and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, it does not consider these investments to require a credit loss reserve at June 30, 2026 or December 31, 2025.

Marketable Equity Securities

Marketable equity securities consist of common stocks, preferred stocks and money market mutual funds. As of June 30, 2026, and December 31, 2025, the Company held marketable equity securities with an aggregate fair value of $2.4 million and $2.2 million, respectively. Net realized and unrealized gains (losses) recognized in earnings during the three months ended June 30, 2026 and 2025 were $130,000 and ($36,000), respectively. Net realized and unrealized gains (losses) recognized in earnings during the six months ended June 30, 2026, and 2025 were $189,000 and ($51,000), respectively. As of June 30, 2026, and December 31, 2025, net unrealized gains recognized on marketable equity securities still held at the reporting date amounted to $146,000 and $114,000, respectively.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.
LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2026	2025
	(In thousands)
Mortgage loans on real estate:
Residential	$463,232	$484,198
Commercial and multi-family	1,064,771	1,080,739
Construction	163,535	179,266
HELOC and second mortgages	217,150	209,874
	1,908,688	1,954,077
Commercial loans:
Commercial	230,870	194,649
SBA PPP	—	5
	230,870	194,654
Consumer loans	114,369	120,586
Total loans	2,253,927	2,269,317
Allowance for credit losses	(30,254)	(29,078)
Net deferred loan fees	(3,907)	(3,965)
Loans, net	$2,219,766	$2,236,274

The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at June 30, 2026, and December 31, 2025, amounted to $1.7 billion and $1.6 billion, respectively, and are not included on the accompanying consolidated balance sheets.

The following represents the composition of the Company’s provision for credit loss expense for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
	(In thousands)
Loans	$800	$1,950
Off-balance sheet credit exposures	—	60
	$800	$2,010
	Six Months Ended June 30,
	2026	2025
	(In thousands)
Loans	$2,500	$3,900
Off-balance sheet credit exposures	—	—
	$2,500	$3,900

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Activity in the allowance for credit losses for the three and six months ended June 30, 2026:

	At or for the Three Months Ended June 30, 2026
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses—loans
Balance at March 31, 2026	$784	$15,939	$719	$426	$3,188	$4,107	$4,517	$29,680
Provision (credit) for credit losses	292	454	42	16	838	(537)	(305)	800
Loans charged-off	—	(41)	—	—	(60)	(163)	—	(264)
Recoveries	4	24	—	1	—	9	—	38
Balance at June 30, 2026	$1,080	$16,376	$761	$443	$3,966	$3,416	$4,212	$30,254
Allowance for off-balance sheet credit exposures
Balance at March 31, 2026	$21	$97	$311	$204	$92	$—	$57	$782
Provision for credit losses	7	76	74	7	(33)	—	(131)	—
Balance at June 30, 2026	$28	$173	$385	$211	$59	$—	$(74)	$782

	At or for the Six Months Ended June 30, 2026
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses—loans
Balance at December 31, 2025	$768	$16,690	$699	$417	$3,013	$5,598	$1,893	$29,078
Provision (credit) for credit losses	304	(312)	62	25	1,013	(911)	2,319	2,500
Loans charged-off	—	(41)	—	—	(60)	(1,341)	—	(1,442)
Recoveries	8	39	—	1	—	70	—	118
Balance at June 30, 2026	$1,080	$16,376	$761	$443	$3,966	$3,416	$4,212	$30,254
Allowance for off-balance sheet credit exposures
Balance at December 31, 2025	$6	$210	$292	$202	$62	$—	$10	$782
Provision for credit losses	22	(37)	93	9	(3)	—	(84)	—
Balance at June 30, 2026	$28	$173	$385	$211	$59	$—	$(74)	$782

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Activity in the allowance for credit losses for the three and six months ended June 30, 2025:

	At or for the Three Months Ended June 30, 2025
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses— loans
Balance at March 31, 2025	$1,201	$15,478	$615	$496	$2,777	$5,493	$1,947	$28,007
Provision (credit) for credit losses	(240)	33	140	(106)	(172)	(25)	2,320	1,950
Loans charged-off	—	—	—	—	—	(75)	—	(75)
Recoveries	4	15	—	—	7	22	—	48
Balance at June 30, 2025	$965	$15,526	$755	$390	$2,612	$5,415	$4,267	$29,930
Allowance for off-balance sheet credit exposures
Balance at March 31, 2025	$9	$48	$266	$2	$22	$—	$40	$387
Provision for credit losses	(6)	1	89	—	8	—	(32)	60
Balance at June 30, 2025	$3	$49	$355	$2	$30	$—	$8	$447

	At or for the Six Months Ended June 30, 2025
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses— loans
Balance at December 31, 2024	$1,304	$13,326	$583	$568	$2,741	$5,594	$2,107	$26,223
Provision (credit) for credit losses	(347)	2,170	172	(178)	(53)	(24)	2,160	3,900
Loans charged-off	—	—	—	—	(83)	(179)	—	(262)
Recoveries	8	30	—	—	7	24	—	69
Balance at June 30, 2025	$965	$15,526	$755	$390	$2,612	$5,415	$4,267	$29,930
Allowance for off-balance sheet credit exposures
Balance at December 31, 2024	$3	$55	$344	$1	$9	$—	$35	$447
Provision for credit losses	—	(6)	11	1	21	—	(27)	—
Balance at June 30, 2025	$3	$49	$355	$2	$30	$—	$8	$447

The following is a summary of past due and non-accrual loans at June 30, 2026, and December 31, 2025:

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
Mortgage loans on real estate:
Residential	$6	$439	$411	$856	$—	$3,684
Commercial and multi-family	—	—	6,025	6,025	—	35,766
HELOC and second mortgages	390	190	349	929	—	1,027
Commercial	—	—	1,068	1,068	—	1,068
Consumer	582	281	528	1,391	—	1,199
Total	$978	$910	$8,381	$10,269	$—	$42,744

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
Mortgage loans on real estate:
Residential	$1,011	$—	$1,084	$2,095	$—	$3,750
Commercial and multi-family	63	6,464	1,073	7,600	—	30,780
HELOC and second mortgages	389	71	401	861	—	1,150
Commercial	—	1,933	292	2,225	—	292
Consumer	1,309	246	475	2,030	—	1,456
Total	$2,772	$8,714	$3,325	$14,811	$—	$37,428

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	June 30, 2026			December 31, 2025
	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non- Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non- Accrual Loans
	(In thousands)
Mortgage loans on real estate:
Residential	$—	$3,684	$3,684	$—	$3,750	$3,750
Commercial and multi-family	29,051	6,715	35,766	18,039	12,741	30,780
HELOC and second mortgages	—	1,027	1,027	—	1,150	1,150
Commercial	—	1,068	1,068	292	—	292
Consumer	190	1,009	1,199	197	1,259	1,456
Total	$29,241	$13,503	$42,744	$18,528	$18,900	$37,428

There are no loans 90 days or greater past due and still accruing at June 30, 2026, and December 31, 2025. There was no accrued interest reversed on non-accrual loans during the three and six months ended June 30, 2026 and 2025.

The following table presents the amortized cost of collateral-dependent loans as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
	Real Estate	Other	Real Estate	Other
	(In thousands)
Mortgage loans on real estate:
Residential	$3,684	$—	$4,047	$—
Commercial and multi-family	39,613	—	41,164	—
HELOC and second mortgages	1,027	—	1,150	—
Commercial	1,254	1,034	2,129	1,824
Consumer	—	1,151	—	1,207
Total	$45,578	$2,185	$48,490	$3,031

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

No additional funds are committed to be advanced in connection with individually evaluated loans. There were no loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026. The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, by class and by type of modification.

	Combination Payment Delay and Term Extension	Payment Delay	Combination Term Extension, Payment Delay and Interest Rate Reduction	Term Extension	% of Total Class of Financing Receivables
Three Months Ended June 30, 2025	(In thousands)
Mortgage loans on real estate:
Residential	$—	$484	$—	$—	0.08%
Commercial and multi-family	—	—	—	3,564	0.33%
Total	$—	$484	$—	$3,564	0.24%
Six Months Ended June 30, 2025
Mortgage loans on real estate:
Residential	$—	$484	$—	$—	0.08%
Commercial and multi-family	13,396	—	13,137	3,564	2.78%
Total	$13,396	$484	$13,137	$3,564	1.85%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025:

	Combination Payment Delay and Term Extension		Combination Term Extension, Payment Delay and Interest Rate Reduction		Payment Delay		Term Extension
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Financial Effect		Financial Effect		Financial Effect		Financial Effect
Mortgage loans on real estate:
Residential	—	—	—	—	Provided three-month payment deferral. The three monthly payments were added to the end of the original loan term.	Provided six-month payment deferral. The three monthly payments were added to the end of the original loan term.	—	—
Commercial and multi-family	—	Added 5 years weighted average maturity to the life of the loan	—	Reduced weighted average contractual interest rate from 10.0% to 7.5% and added a weighted average 6.4 years to the life of the loan	—	—	Added 1 year weighted average maturity to the life of the loan	Added 1 year weighted average maturity to the life of the loan

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table provides the amortized cost basis of financing receivables that had a payment default during the three and six months ended June 30, 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty:

	June 30, 2025
	Combination Payment Delay and Term Extension	Payment Delay	Combination Term
	(In thousands)
Mortgage loans on real estate:
Residential	$—	$484	$—
Commercial and multi-family	—	—	—
Total	$—	$484	$—

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

Credit Quality Information

The Company utilizes a ten-grade internal loan rating system for commercial and multi-family real estate, construction and commercial loans as follows:

Loans rated 1 – 6 are considered “pass” rated loans with low to average risk.

Loans rated 7 are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8 are considered “substandard” and are inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9 are considered “doubtful” and have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10 are considered uncollectable and of such little value that their continuance as a loan is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on substantially all commercial and multi-family real estate, construction and commercial loans. Annually, the Company engages an independent third party to review a significant portion of loans within these segments. The Company uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential real estate, HELOC and second mortgage, and consumer portfolios for credit quality primarily through the use of delinquency reports.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables presents our loans by year of origination, loan segmentation and risk indicator as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Residential
Loans rated 1–6	$66,708	$24,762	$13,205	$12,923	$177,320	$162,584	$457,502
Loans rated 7	—	—	—	—	—	2,046	2,046
Loans rated 8	—	—	—	—	—	3,684	3,684
	$66,708	$24,762	$13,205	$12,923	$177,320	$168,314	$463,232
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$66,708	$24,484	$12,909	$12,652	$176,224	$166,571	$459,548
Nonaccrual	—	278	296	271	1,096	1,743	3,684
Commercial Real Estate and Multi-Family:
Loans rated 1–6	$44,546	$75,560	$27,505	$51,050	$245,587	$544,762	$989,010
Loans rated 7	—	—	2,218	1,618	—	32,624	36,460
Loans rated 8	—	—	—	6,025	18,456	14,820	39,301
	$44,546	$75,560	$29,723	$58,693	$264,043	$592,206	$1,064,771
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$40	$40
Payment Performance
Performing	$44,546	$75,560	$29,723	$52,668	$258,109	$578,272	$1,038,878
Nonaccrual	—	—	—	6,025	5,934	13,934	25,893
Construction:
Loans rated 1–6	$22,406	$71,598	$21,986	$6,781	$33,992	$6,773	$163,536
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	—	—	—	—	—	—
	$22,406	$71,598	$21,986	$6,781	$33,992	$6,773	$163,536
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$22,406	$71,598	$21,986	$6,781	$33,992	$6,773	$163,536
Nonaccrual	—	—	—	—	—	—	—
HELOC and Second Mortgages:
Loans rated 1–6	$20,031	$59,104	$29,118	$25,919	$48,371	$33,580	$216,123
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	—	—	171	522	334	1,027
	$20,031	$59,104	$29,118	$26,090	$48,893	$33,914	$217,150
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$20,031	$59,104	$29,118	$25,919	$48,371	$33,580	$216,123
Nonaccrual	—	—	—	171	522	334	1,027
Commercial:
Loans rated 1–6	$10,016	$27,299	$4,735	$12,778	$58,655	$107,447	$220,930
Loans rated 7	—	1,977	2,960	—	299	1,918	7,154
Loans rated 8	—	498	—	1,068	—	1,220	2,786
	$3,107	$26,160	$7,511	$15,607	$39,212	$109,210	$230,870
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$60	$60
Payment Performance
Performing	$3,107	$26,160	$7,511	$14,539	$39,212	$109,210	$229,802
Nonaccrual	—	—	—	1,068	—	—	1,068
Consumer
Loans rated 1–6	$4,229	$10,370	$12,238	$14,453	$28,327	$43,626	$113,243
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	190	—	48	590	298	1,126
	$2,237	$13,165	$13,110	$15,416	$29,891	$45,911	$114,369
Current Period Gross Charge offs	$—	$51	$7	$83	$17	$1,183	$1,341
Payment Performance
Performing	$2,237	$12,972	$13,081	$15,357	$29,298	$45,587	$113,171
Nonaccrual	—	193	29	59	593	324	1,198

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2025
	Loans amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
December 31, 2025
Residential
Loans rated 1–6	$57,771	$18,642	$21,474	$209,192	$111,225	$61,847	$480,151
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	290	296	—	1,621	480	1,360	4,047
	$58,061	$18,938	$21,474	$210,813	$111,705	$63,207	$484,198
Current period gross charge offs	$—	$—	$—	$—	$—	$1	$1
Payment Performance
Performing	$57,772	$18,938	$21,474	$209,192	$111,225	$61,847	$480,448
Nonaccrual	289	—	—	1,621	480	1,360	3,750
Commercial Real Estate and Multi-Family:
Loans rated 1–6	$73,653	$28,022	$57,591	$254,441	$174,379	$441,475	$1,029,561
Loans rated 7	—	—	—	—	8,870	1,220	10,090
Loans rated 8	—	—	6,025	18,657	14,778	1,628	41,088
	$73,653	$28,022	$63,616	$273,098	$198,027	$444,323	$1,080,739
Current period gross charge offs	$—	$—	$—	$3,141	$—	$—	$3,141
Payment Performance
Performing	$73,653	$28,022	$63,616	$257,408	$183,439	$443,821	$1,049,959
Nonaccrual	—	—	—	15,690	14,588	502	30,780
Construction:
Loans rated 1–6	$69,575	$31,254	$14,414	$54,926	$6,041	$3,056	$179,266
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	—	—	—	—	—	—
	$69,575	$31,254	$14,414	$54,926	$6,041	$3,056	$179,266
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$69,575	$31,254	$14,414	$54,926	$6,041	$3,056	$179,266
Nonaccrual	—	—	—	—	—	—	—
HELOC and Second Mortgages:
Loans rated 1–6	$59,844	$33,205	$27,671	$51,013	$16,297	$20,694	$208,724
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	—	174	800	—	176	1,150
	$59,844	$33,205	$27,845	$51,813	$16,297	$20,870	$209,874
Current period gross charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$59,844	$33,205	$27,671	$51,013	$16,297	$20,694	$208,724
Nonaccrual	—	—	174	800	—	176	1,150
Commercial:
Loans rated 1–6	$9,116	$8,063	$16,224	$37,629	$38,414	$81,255	$190,701
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	498	—	—	1,933	292	1,230	3,953
	$9,614	$8,063	$16,224	$39,562	$38,706	$82,485	$194,654
Current period gross charge offs	$—	$—	$478	$—	$—	$—	478
Payment Performance
Performing	$9,614	$8,063	$16,224	$39,562	$38,414	$82,485	$194,362
Nonaccrual	—	—	—	—	292	—	292
Consumer
Loans rated 1–6	$23,605	$13,844	$16,190	$30,618	$17,025	$18,097	$119,379
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	274	—	53	540	42	298	1,207
	$23,879	$13,844	$16,243	$31,158	$17,067	$18,395	$120,586
Current period gross charge offs	$13	$59	$106	$210	$30	$517	$935
Payment Performance
Performing	$23,604	$13,836	$16,160	$30,616	$17,025	$17,889	$119,130
Nonaccrual	275	8	83	542	42	506	1,456

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The regulations require a minimum ratio of total capital to risk-weighted assets of 8%, common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses.

As of June 30, 2026, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, an institution must maintain minimum capital ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Management believes, as of June 30, 2026, and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2026, and December 31, 2025, are also presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
June 30, 2026:
Total capital to risk-weighted assets:
Consolidated	$288,496	13.1%	$175,804	8.0%	N/A	N/A
Bank	262,119	12.0	174,454	8.0	$218,068	10.0%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	166,252	7.6	98,890	4.5	N/A	N/A
Bank	234,850	10.8	98,130	4.5	141,744	6.5
Tier 1 capital to risk-weighted assets:
Consolidated	166,252	7.6	131,853	6.0	N/A	N/A
Bank	234,850	10.8	130,841	6.0	174,454	8.0
Tier 1 capital to average assets:
Consolidated	166,252	5.8	113,772	4.0	N/A	N/A
Bank	234,840	8.3	113,292	4.0	141,614	5.0
December 31, 2025:
Total capital to risk-weighted assets:
Consolidated	$281,648	12.8%	$176,132	8.0%	N/A	N/A
Bank	258,704	11.8	174,937	8.0	$218,671	10.0%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	159,520	7.2	99,074	4.5	N/A	N/A
Bank	231,544	10.6	98,402	4.5	142,136	6.5
Tier 1 capital to risk-weighted assets:
Consolidated	159,520	7.2	132,099	6.0	N/A	N/A
Bank	231,544	10.6	131,203	6.0	174,937	8.0
Tier 1 capital to average assets:
Consolidated	159,520	5.6	114,411	4.0	N/A	N/A
Bank	231,544	8.1	114,000	4.0	142,500	5.0

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

5.
FAIR VALUE OF ASSETS AND LIABILITIES

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating fair value.

Cash and cash equivalents—For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable equity securities and securities available for sale – Fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These Level 2 prices were not adjusted by management. There were no securities measured at fair value in Level 3.

FHLB Stock – The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 2.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices.

Loans – The fair value of loans is measured on an exit price basis incorporating discounts for credit, liquidity and marketability factors. Loans were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

Individually evaluated loans – Fair values for collateral dependent loans are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. Current appraisals are obtained when it is determined that the Company is considering foreclosure. In instances where a current appraisal is not obtained, the most recent appraisal may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. Given the significance of management’s judgement in discounting the appraisals, these are considered Level 3 fair value measurements.

Mortgage servicing rights—The Company accounts for mortgage servicing rights at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy.

Accrued Interest Receivable – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value. These assets were classified as Level 2.

Interest rate swap agreements – The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

Deposits – The fair value of deposits is valued using a replacement cost of funds approach and discounted to the market rates and based on weighted remaining maturity for maturing deposits. Deposits were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

FHLB Advances – The fair value of the FHLB Advances approximates fair value amount of these liabilities and are classified as Level 2.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Mortgage banking derivatives—The fair values of interest rate lock commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans, including servicing values, and the probability of such commitments being exercised.

Accrued Interest Payable and Mortgagor’s escrow accounts – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value. These liabilities were classified as Level 2

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2026
Assets:
Securities available for sale	$—	$359,819	$—	$359,819
Marketable equity securities	2,378	—	—	2,378
Loans held for sale	—	20,036	—	20,036
Interest rate lock agreements	—	738	—	738
Forward loan sale commitments	—	14	—	14
Interest rate swap agreements	—	3,390	—	3,390
	$2,378	$383,997	$—	$386,375
Liabilities:
Interest rate swap agreements	$—	$3,390	$—	$3,390
	$—	$3,390	$—	$3,390

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2025
Assets:
Securities available for sale	$—	$342,292	$—	342,292
Marketable equity securities	2,188	—	—	2,188
Loans held for sale	—	21,262	—	21,262
Interest rate lock agreements	—	667	—	667
Interest rate swap agreements	—	3,270	—	3,270
	$2,188	$367,491	$—	$369,679
Liabilities:
Forward loan sale commitments	$—	$100	$—	$100
Interest rate swap agreements	—	3,338	—	3,338
	$—	$3,438	$—	$3,438

The Company may also be required, from time to time, to measure certain other assets and liabilities at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Assets and liabilities measured at fair value on a nonrecurring basis

Certain individually evaluated collateral dependent loans were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below:

.	June 30, 2026			Six Months Ended June 30, 2026
	Level 1	Level 2	Level 3	Total Losses (Gains)
	(In thousands)
Collateral dependent individually evaluated loans	$—	$—	$29,186	$(2,485)
	$—	$—	$29,186	$(2,485)

	December 31, 2025			Year Ended December 31, 2025
	Level 1	Level 2	Level 3	Total Losses
		(In thousands)
Collateral dependent individually evaluated loans	$—	$—	$28,232	$6,547
	$—	$—	$28,232	$6,547

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Summary of Estimated Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of our financial instruments are included in the table below. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2026
Financial Assets
Cash and cash equivalents	$52,748	$52,748	$—	$—
Securities available for sale	359,819	—	359,819	—
Marketable equity securities	2,378	2,378	—	—
Federal Home Loan Bank stock	5,082	—	—	5,082
Loans held for sale	20,036	—	20,036	—
Loans, net	2,219,766	—	—	2,170,933
Mortgage servicing rights, net	14,644	—	—	18,980
Accrued interest receivable	9,929	—	—	9,929
Derivative assets	4,142	—	4,142	—
Financial Liabilities
Deposits	2,448,460	—	—	2,445,700
Borrowings	85,490	—	—	85,590
Subordinated Debt	94,737	—	—	93,238
Mortgagors’ escrow accounts	3,441	—	3,441	—
Accrued interest payable	1,361	—	—	1,361
Derivative liabilities	3,390	—	3,390	—
December 31, 2025
Financial Assets
Cash and cash equivalents	$38,519	$38,519	$—	$—
Securities available for sale	342,292	—	342,292	—
Marketable equity securities	2,188	2,188	—	—
Federal Home Loan Bank stock	5,787	—	—	5,787
Loans held for sale	21,262	—	21,262	—
Loans, net	2,236,274	—	—	2,162,145
Mortgage servicing rights, net	13,991	—	—	15,788
Accrued interest receivable	10,034	—	—	10,034
Derivative assets	3,937	—	3,937	—
Financial Liabilities
Deposits	2,423,306	—	—	2,426,881
Borrowings	98,063	—	—	98,270
Subordinated Debt	94,578	—	—	92,783
Mortgagors’ escrow accounts	3,804	—	3,804	—
Accrued interest payable	1,187	—	—	1,187
Derivative liabilities	3,438	—	3,438	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “indicate,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, including any recessionary conditions and/or increases in unemployment, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans, deposits and non-banking services in our market area;

•	our ability to implement our business strategy;

•	competition among depository and other financial institutions, including with respect to our ability to charge overdraft fees;

•

inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•

changes in laws or government regulations or policies affecting financial institutions and/or their holding companies, including changes in regulatory fees, capital requirements and insurance premiums;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, FASB, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in accounting and/or tax estimates;

•	our ability to retain key employees;

•	the effects of any national or global conflict, war or act of terrorism;

•	the ability of the U.S. Government to remain open, function properly and manage federal debt limits;

•	the impact of a pandemic on our operations and financial results and those of our customers;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represents our critical accounting policy.

Allowance for Credit Losses. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). The allowance for credit losses on loans is established through a provision for credit losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

The allowance for credit losses on loans is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. For example, an increase of 25 basis points as our adjustment to our lifetime loss rate for qualitative factors for all loan categories at June 30, 2026 would have increased our allowance for credit losses on loans at that date to $30.8 million from $30.3 million.

Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all of the following: peer losses, changes in lending policy and procedures, changes in nature and volume of the loan portfolio and in the terms of loans, changes in experience, ability and depth of lending management and staff, changes in the quality of the loan review system, changes in the value of underlying collateral for collateral-dependent loans, existence and effect of any concentration of credit and changes in the level of such concentrations, effect of other external forces such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing portfolio, and the current and forecasted direction of the economic and business environment. Such forecasted information includes: gross domestic product (“GDP”) growth, unemployment rates, inflation, interest rates and house price indexes amongst others.

Although we believe that we use the best information available to establish the allowance for credit losses on loans, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Massachusetts Commissioner of Banks and the FDIC, as an integral part of their examination process, periodically review our allowance for credit losses on loans, and as a result of such reviews, we may have to adjust our allowance for credit losses on loans. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

For more information on our critical accounting policies, see Note 1 of the notes to our consolidated financial statements.

SELECTED FINANCIAL DATA

The following summary data is based in part on the unaudited consolidated financial statements and accompanying notes and other information appearing elsewhere in this Form 10-Q.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2026	2025	2026	2025
Performance Ratios:
Return on average assets (1)	0.48%	0.31%	0.33%	0.15%
Return on average equity (1)	7.41%	5.17%	5.07%	2.48%
Interest rate spread (2)	2.80%	2.30%	2.70%	2.21%
Net interest margin (1)(3)	3.21%	2.73%	3.11%	2.65%
Noninterest expense to average assets (1)	4.25%	4.02%	4.19%	3.97%
Efficiency ratio (4)	86.49%	85.65%	88.22%	89.63%
Average interest-earning assets to average interest-bearing liabilities	121.07%	118.16%	120.26%	117.70%
Loans to deposits ratio	92.05%	97.04%	92.05%	97.04%
Capital Ratios:
Tier 1 capital to average assets (BayCoast Bank only)	8.29%	8.08%	8.27%	8.08%
Tier 1 capital to risk-weighted assets (BayCoast Bank only)	10.77%	10.49%	10.77%	10.49%
Common equity tier 1 capital to risk-weighted assets (BayCoast Bank only)	10.77%	10.49%	10.77%	10.49%
Total capital to risk-weighted assets (BayCoast Bank only)	12.02%	11.74%	12.02%	11.74%
Average equity to average assets	6.56%	5.94%	6.53%	5.88%
Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	1.34%	1.27%	1.34%	1.27%
Allowance for credit losses on loans as a percentage of non- performing loans	70.78%	456.06%	70.78%	456.06%
Net (charge-offs) recoveries to average outstanding loans during the period (1)	(0.16)%	(0.02)%	(0.23)%	(0.03)%
Non-performing loans as a percentage of total loans	1.90%	0.28%	1.90%	0.28%
Non-performing loans as a percentage of total assets	1.49%	0.22%	1.49%	0.22%
Total non-performing assets as a percentage of total assets	1.49%	0.22%	1.49%	0.22%
Other:
Number of offices	25	25	25	25
Number of full-time equivalent employees	566	540	566	540

(1)
Annualized for the three-month periods.

(2)
Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)
Represents net interest income as a percentage of average interest-earning assets.
(4)
Represents operating expense divided by the sum of net interest income and other income.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets increased $15.9 million, or 0.6%, to $2.87 billion at June 30, 2026, compared to $2.86 billion at December 31, 2025. The increase was due to increases in securities available for sale and cash and cash equivalents, partially offset by a decrease in loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $14.2 million, or 36.9%, to $52.7 million at June 30, 2026 from $38.5 million at December 31, 2025. The increase was due to two residential real estate loan portfolio sales totaling $45.4 million during the first quarter of 2026 and three residential real estate loan portfolio sales totaling $35.6 million during the second quarter of 2026, as well as an increase in deposits.

Securities Available for Sale. Securities available for sale, reported at fair value, increased $17.5 million, or 5.1%, to $359.8 million at June 30, 2026, compared to$342.3 million at December 31, 2025. The increase was mainly due to strategically purchasing U.S. Treasury securities.

Gross Loans. Loans decreased $15.4 million, or 0.7%, to $2.25 billion at June 30, 2026, compared to $2.27 billion at December 31, 2025. Our largest decrease was in residential mortgage loans, which decreased $21.0 million, or 4.3%, to $463.2 million at June 30, 2026, compared to $484.2 million at December 31, 2025, due to two residential real estate loan portfolio sales totaling $45.4 million during the first quarter of 2026 and three residential real estate loan portfolio sales totaling $35.6 million during the second quarter of 2026. Our largest increase was in commercial business loans, which increased $36.2 million, or 18.6%, to $230.9 million at June 30, 2026, compared to $194.6 million at December 31, 2025, due to a $19.2 million construction loan converting to a commercial loan as well as a $15.0 million increase in line of credit balances.

Deposits. Deposits increased $25.2 million, or 1.0%, to $2.45 billion at June 30, 2026 from $2.42 billion at December 31, 2025. Money market deposits increased $52.3 million, or 6.4%, and noninterest-bearing demand deposits increased $41.2 million, or 10.5%. The increase in money market deposits was due to our onboarding larger municipalities as well as customers wanting more liquid deposit products, while the increase in noninterest bearing demand deposits was due to customary daily fluctuations in large business operating accounts. These were partially offset by a decrease in certificates of deposit, which decreased $37.8 million, or 7.2%, to $484.9 million at June 30, 2026 from $522.7 million at December 31, 2025., due to the competitive interest rate environment. All of our deposits are fully insured due to the additional insurance provided under the Depositors Insurance Funds (" DIF").

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, decreased $12.6 million, or 12.8%, to $85.5 million at June 30, 2026, compared to $98.1 million from December 31, 2025. The decrease was due to our improved liquidity position and less reliance on overnight borrowings.

Total Retained Earnings. Total retained earnings increased $2.4 million, or 1.3%, to $189.2 million at June 30, 2026 compared to $186.8 million at December 31, 2025. The increase was due to net income of $4.7 million for the six months ended June 30, 2026, partially offset by a $2.4 million increase in accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. We recorded net income of $3.5 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively. The increase in net income was due to a decrease in interest expense and provision for credit losses, partially offset by a decreases in interest and dividend income and an increase in operating expenses.

Interest and Dividend Income. Interest and dividend income decreased $902,000, or 2.5%, to $35.1 million for the three months ended June 30, 2026, from $36.0 million for the three months ended June 30, 2025. Interest and fees on loans, which is our primary source of interest income, decreased $1.3 million, or 3.9%, to $31.9 million for the three months ended June 30, 2026, from $33.2 million for the three months ended June 30, 2025.

The average balance of loans decreased by $87.7 million, or 3.7%, to $2.28 billion for the three months ended June 30, 2026 , compared to $2.37 billion for the three months ended June 30, 2025. In addition, the average yield on loans decreased by one basis point to 5.60% for the three months ended June 30, 2026, from 5.61% for the three months ended June 30, 2025. The decrease in average balance of loans was primarily due to private investor residential loan sales.

Interest Expense. Total interest expense decreased $3.6 million, or 20.6%, to $13.8 million for the three months ended June 30, 2026, compared to $17.3 million for the three months ended June 30, 2025. Interest expense on deposits decreased $1.7 million, or 13.5%, to $11.2 million for the three months ended June 30, 2026, from $12.9 million for the three months ended June 30, 2025. We recognized decreases in all categories of deposit interest expense. Our average cost of deposits decreased 39 basis points to 2.22% for the three months ended June 30, 2026, from 2.61% for the three months ended June 30, 2025. The decrease in the average cost of deposits was due to a decrease in money market and term certificate rates and a change in our mix of deposits, reflecting a decrease in certificate of deposit accounts and an increase in money market deposits.

Interest expense on Federal Home Loan Bank advances decreased $1.6 million, or 65.3%, to $873,000 for the three months ended June 30, 2026, from $2.5 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in the average balance of Federal Home Loan Bank advances ($140.1 million, or 61.2%) for the three months ended June 30, 2026. The decrease in average balance was primarily due to our prepaying $120.0 million of Federal Home Loan Bank advances during the third quarter of 2025.

Interest on subordinated debt was $1.7 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, due to our redeeming $15.0 million of our 2017 Debt during the fourth quarter of 2025.

Net Interest Income. Net interest income increased $2.7 million, or 14.3%, to $21.4 million for the three months ended June 30, 2026, compared to $18.7 million for the three months ended June 30, 2025, as our interest expense decreased faster than our interest income. Our interest rate spread increased 50 basis points to 2.80% for the three months ended June 30, 2026 from 2.30% for the three months ended June 30, 2025, while our net interest margin increased 48 basis points to 3.21% for the three months ended June 30, 2026 from 2.73% for the three months ended June 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded provisions for credit losses on loans of $800,000 and $2.0 million for the three months ended June 30, 2026 and 2025, respectively. There was no provision recorded for off balance sheet credit exposures for the three months ended June 30, 2026 and a provision of $60,000 for the three months ended June 30, 2025. The allowance for credit losses on loans was $30.3 million at June 30, 2026 and $29.9 million at June 30, 2025 and represented 1.34% and 1.27% of total loans at June 30, 2026 and 2025, respectively. The allowance for credit losses for off balance sheet commitments was $782,000 at June 30, 2026 and $447,000 at June 30, 2025.

Total non-accrual loans were $42.7 million at June 30, 2026, compared to $6.6 million at June 30, 2025. The increase reflected four commercial real estate loans and one commercial loan, with total balances of $35.8 million, being placed on non-accrual status. Total loans past due 30 days or greater were $10.3 million at June 30, 2026 compared to $5.3 million at June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 70.78% at June 30, 2026 compared to 456.06% at June 30, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,781	$2,610	$171	6.6%
Net loan servicing (expense) fees	(148)	30	(178)	(593.3)%
Trust department fees	1,620	1,475	145	9.8%
Insurance and brokerage commissions	3,703	3,839	(136)	(3.5)%
Loss on securities available for sale, net	—	(20)	20	(100.0)%
Gain (loss) on marketable equity securities	130	(36)	166	(461.1)%
Loss on sales of portfolio loans	(323)	(300)	(23)	7.7%
Mortgage banking income	4,456	4,715	(259)	(5.5)%
Bank-owned life insurance	1,440	969	471	48.6%
Miscellaneous	281	1,382	(1,101)	(79.7)%
Total other income	$13,940	$14,664	$(724)	(4.9)%

The increase in trust department fees was due primarily to a $130.2 million, or 12.7%, increase in the market value of assets under management to $1.16 billion as of June 30, 2026, compared to $1.03 billion as of June 30, 2025. The decrease in insurance and brokerage commissions was due to a decrease in profit sharing income as well as a decrease in non-deposit product commission income. The decrease in mortgage banking income was due to a decrease in the derivative gain, partially offset by an increase in residential mortgage sales volume, as we sold $140.5 million of residential mortgage loans during the three months ended June 30, 2026 compared to $112.9 million of such sales during the three months ended June 30, 2025. The increase in bank owned life insurance was due to market value fluctuations of the underlying assets in our non-qualified deferred compensation plan. The decrease in miscellaneous income was due to interest received from an employee retention tax credit in 2025. For a further discussion of our non-interest income producing subsidiaries, see “Business of BayCoast Bank—Subsidiary Activities.”

Operating Expense. Operating expense information is as follows.

	Three Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$20,797	$18,886	$1,911	10.1%
Occupancy and equipment, net	3,562	3,419	143	4.2%
Professional fees	839	779	60	7.7%
Data processing	1,270	1,105	165	14.9%
Advertising	609	540	69	12.8%
Deposit insurance	703	659	44	6.7%
Amortization of intangible assets	162	258	(96)	(37.2)%
Other	2,601	2,931	(330)	(11.3)%
Total operating expense	$30,543	$28,577	$1,966	6.9%

The increase in salaries and employee benefits expense was due to cost-of-living adjustments and incentive compensation tied to higher loan volume. The increase in occupancy and equipment expense was due to higher snow removal costs. The increase in data processing expense was due to a 2.9% increase in core processing fees. The decrease in other expenses was due to a write-down of an investment in 2025 based on our redirecting the funds to a downpayment assistance program.

Income Taxes. Income tax expense decreased by $22,000 to $500,000 for the three months ended June 30, 2026, compared to $522,000 for the three months ended June 30, 2025. The decrease in the income tax provision was due to increases in tax exempt income as well as tax credits. The effective tax rates were 12.6% and 18.9% for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate for each period was below the statutory rate due to tax exempt income.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

General. Net income for the six months ended June 30, 2026 was $4.7 million, an increase of $2.6, or 121.4%, compared to net income of $2.1 million for the six months ended June 30, 2025. The increase was due to decreases in interest expense and provision for credit losses, partially offset by a decrease in interest income and an increase in operating expenses.

Interest and Dividend Income. Interest and dividend income decreased $1.7 million, or 2.4%, to $69.6 million for the six months ended June 30, 2026, from $71.2 million for the six months ended June 30, 2025. Interest and fees on loans, which is our primary source of interest income, decreased $2.3 million, or 3.5%, to $63.4 million for the six months ended June 30, 2026, from $65.6 million for the six months ended June 30, 2025.

The average balance of loans decreased by $72.6 million, or 3.1%, to $2.29 billion for the six months ended June 30, 2026, compared to $2.37 billion for the six months ended June 30, 2025. In addition, the average yield on loans decreased by three basis points to 5.52% for the six months ended June 30, 2026, from 5.55% for the six months ended June 30, 2025. The decrease in average balance of loans was primarily due to private investor residential loan sales.

Interest and fees on debt securities increased $1.5 million, or 34.4%, to $5.8 million for the six months ended June 30, 2026, from $4.3 million for the six months ended June 30, 2025. The average balance of debt securities increased by $40.3 million, or 13.0%, to $350.7 million for the six months ended June 30, 2026, compared to $310.3 million for the six months ended June 30, 2025, as we used excess cash provided by an increase in deposits and a decrease in loans to invest in securities. In addition, the average yield on debt securities increased by 52 basis points to 3.30% for the six months ended June 30, 2026, from 2.78% for the six months ended June 30, 2025, due to changes in market interest rates.

Interest Expense. Total interest expense decreased $7.0 million, or 19.9%, to $28.0 million for the six months ended June 30, 2026, compared to $35.0 million for the six months ended June 30, 2025, reflecting decreases in all categories of interest expense.

Interest expense on deposits decreased $3.3 million, or 12.9%, to $22.6 million for the six months ended June 30, 2026, from $25.9 million for the six months ended June 30, 2025. The decrease in interest expense deposits was due to a decrease in money market and term certificate rates and a change in our mix of deposits, reflecting a decrease in certificate of deposit accounts and an increase in money market deposits. Our average cost of interest-bearing deposits decreased 40 basis points to 2.25% for the six months ended June 30, 2026 from 2.65% for the six months ended June 30, 2025.

Interest expense on Federal Home Loan Bank advances decreased $3.1 million, or 59.2%, to $2.2 million for the six months ended June 30, 2026 from $5.3 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in our average balance of Federal Home Loan Bank advances of $138.7 million, or 56.8%, to $105.3 million for the six months ended June 30, 2026 compared to $244.0 million for the six months ended June 30, 2025, due to our prepaying $120.0 million of Federal Home Loan Bank advances during the third quarter of 2025.

Interest on subordinated debt was $3.3 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively, due to our redeeming, during the fourth quarter of 2025, $15.0 million of our subordinated debt issued in 2017.

Net Interest Income. Net interest income increased $5.3 million, or 14.7%, to $41.5 million for the six months ended June 30, 2026 compared to $36.2 million for six months ended June 30, 2025, as our interest expense decreased faster than our interest income. Our interest rate spread increased 49 basis points to 2.70% for the six months ended June 30, 2026 from 2.21% for the six months ended June 30, 2025, while our net interest margin increased 46 basis points to 3.11% for the six months ended June 30, 2026 from 2.65% for the six months ended June 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded provisions for credit losses on loans of $2.5 million and $3.9 million for thesix months ended June 30, 2026 and 2025, respectively. There was no provision recorded for off balance sheet credit exposures for the six months ended June 30, 2026 and 2025. The allowance for credit losses on loans was $30.3 million at June 30, 2026 and $29.1 million at December 31, 2025, and represented 1.34% and 1.28% of total loans at June 30, 2026 and December 31, 2025, respectively. The allowance for credit losses for off balance sheet credit exposures was $782,000 at June 30, 2026 and December 31, 2025, respectively.

Total non-accrual loans were $42.7 million at June 30, 2026, compared to $6.6 million at June 30, 2025. The increase reflected four commercial real estate loans and one commercial loan, with total balances of $35.8 million, being placed on non-accrual status. Total loans past due 30 days or greater were $10.3 million at June 30, 2026 compared to $5.3 million at June 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 70.78% at June 30, 2026 compared to 456.06% at June 30, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$5,519	$5,114	$405	7.9%
Net loan servicing (expense) fees	(1,100)	157	(1,257)	(800.6)%
Trust department fees	3,255	2,961	294	9.9%
Insurance and brokerage commissions	7,773	7,874	(101)	(1.3)%
Gain (loss) on securities available for sale, net	203	(20)	223	(1115.0)%
Gain (loss) on marketable equity securities	189	(51)	240	(470.6)%
Loss on sales of portfolio loans	(776)	(827)	51	(6.2)%
Mortgage banking income	9,174	8,127	1,047	12.9%
Bank-owned life insurance	1,320	1,006	314	31.2%
Miscellaneous	686	1,590	(904)	(56.9)%
Total other income	$26,243	$25,931	$312	1.2%

The increase in trust department fees was due primarily to a $130.2 million, or 12.7%, increase in the market value of assets under management to $1.16 billion as of June 30, 2026, compared to $1.03 billion as of June 30, 2025. The decrease in insurance and brokerage commissions was due to a decrease in profit sharing income as well as a decrease in non-deposit product commission income. The increase in mortgage banking income was due to an increase in residential mortgage sales volume due to the current interest rate environment, as we sold $319.2 million of residential mortgage loans during the six months ended June 30, 2026, compared to $212.7 million of such sales during the six months ended June 30, 2025. The increase in customer service fees was due to increases in overdraft fees, ATM interchange fees and credit card interchange fees. The increase in bank owned life insurance income was due to market value fluctuations of the underlying assets in our non-qualified deferred compensation plan. The decrease in net loan servicing fees was due to an increase in loan prepayment speeds resulting in accelerated mortgage servicing asset amortization as well as an increase in the mortgage servicing asset valuation reserve. The decrease in miscellaneous income was due to interest received from an employee retention tax credit in 2025. For a further discussion of our non-interest income producing subsidiaries, see “Business of BayCoast Bank—Subsidiary Activities.”

Operating Expense. Operating expense information is as follows.

	Six Months Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$39,862	$36,100	$3,762	10.4%
Occupancy and equipment, net	7,679	7,112	567	8.0%
Professional fees	1,668	1,551	117	7.5%
Data processing	2,458	2,289	169	7.4%
Advertising	1,217	1,179	38	3.2%
Deposit insurance	1,400	1,386	14	1.0%
Amortization of intangible assets	325	505	(180)	(35.6)%
Other	5,190	5,588	(398)	(7.1)%
Total operating expense	$59,799	$55,710	4,089	7.3%

The increase in salaries and employee benefits expense was due to cost-of-living adjustments, incentive compensation tied to higher loan volume and increased deferred compensation. The increase in occupancy and equipment expense was due to higher snow removal costs. The increase in professional fees was due to an increase in legal fees. The increase in data processing was due to a 2.9% increase in core processing fees. The decrease in amortization of intangible assets was due to an intangible asset becoming fully amortized. The decrease in other expenses was due to a write-down of an investment in 2025 based on our redirecting the funds to a downpayment assistance program

Income Taxes. Income tax expense increased by $349,000, or 83.7%, to $766,000 for the six months ended June 30, 2026, compared to $417,000 for the six months ended June 30, 2025. The increase in the income tax provision was due to higher operating income and offset by an increase in tax exempt income. The effective tax rates were 14.0% and 16.0% for the six months ended six months ended June 30, 2026 and 2025, respectively. Our effective tax rate for each period was below the statutory rate due to tax exempt income.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances, and the average balance of loans includes non-accrual loans. The yields set forth below include the effect of deferred fees/costs, discounts, and premiums that are amortized or accreted to interest income; such fees were not material for the periods presented.

	For the Three Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,278,673	$31,886	5.60%	$2,366,400	$33,162	5.61%
Debt securities	354,823	3,005	3.39%	318,540	2,258	2.84%
Equity securities and mutual funds	6,669	118	7.09%	12,231	232	7.60%
Cash equivalents	26,880	141	2.08%	43,904	394	3.59%
Total interest-earning assets	2,667,045	35,150	5.27%	2,741,075	36,046	5.26%
Noninterest-earning assets	201,110			201,573
Total assets	$2,868,154			$2,942,648
Interest-bearing liabilities:
NOW accounts	$389,967	1,182	1.22%	$386,479	1,338	1.38%
Savings accounts	290,338	147	0.20%	292,598	159	0.22%
Money market accounts	853,484	6,181	2.91%	756,655	6,353	3.36%
Certificates of deposit	485,383	3,665	3.03%	545,706	5,065	3.71%
Total interest-bearing deposits	2,019,172	11,175	2.22%	1,981,438	12,915	2.61%
Borrowings:
Other Borrowings	89,024	873	3.88%	229,126	2,515	4.34%
Subordinated debt	94,701	1,722	7.19%	109,323	1,917	6.94%
Total interest-bearing liabilities	2,202,897	13,771	2.47%	2,319,887	17,347	2.96%
Noninterest-bearing liabilities:
Demand deposits	430,745			402,440
Other	46,334			45,672
Total liabilities	2,679,977			2,767,999
Retained earnings	188,177			174,650
Total liabilities and retained earnings	$2,868,154			$2,942,649
Net interest income		$21,379			$18,699
Net interest rate spread (2)			2.80%			2.30%
Net interest-earning assets (3)	$464,147			$421,189
Net interest margin (4)			3.21%			2.73%
Average interest-earning assets to interest-bearing liabilities			121.07%			118.16%

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,294,255	$63,363	5.52%	$2,366,809	$65,629	5.55%
Debt securities	350,685	5,788	3.30%	310,344	4,306	2.78%
Equity securities and mutual funds	7,281	232	6.38%	12,887	492	7.64%
Cash equivalents	22,892	182	1.59%	49,165	810	3.28%
Total interest-earning assets	2,675,113	69,565	5.20%	2,739,205	71,237	5.20%
Noninterest-earning assets	201,970			202,596
Total assets	$2,877,083			$2,941,801
Interest-bearing liabilities:
NOW accounts	$392,096	2,369	1.22%	$387,874	2,648	1.38%
Savings accounts	289,402	291	0.20%	293,786	316	0.22%
Money market accounts	845,464	12,169	2.90%	744,814	12,646	3.42%
Certificates of deposit	497,563	7,747	3.14%	547,446	10,311	3.80%
Total interest-bearing deposits	2,024,525	22,576	2.25%	1,973,920	25,921	2.65%
Borrowings	105,320	2,150	4.06%	244,028	5,268	4.29%
Subordinated debt	94,657	3,299	6.93%	109,275	3,821	6.96%
Total interest-bearing liabilities	2,224,502	28,025	2.51%	2,327,223	35,010	2.99%
Noninterest-bearing liabilities
Demand deposits	418,312			396,254
Other	46,256			45,214
Total liabilities	2,689,070			2,768,691
Retained earnings	188,013			173,111
Total liabilities and retained earnings	$2,877,083			$2,941,802
Net interest income		$41,540			$36,227
Net interest rate spread (1)			2.69%			2.21%
Net interest-earning assets (2)	$450,612			$411,982
Net interest margin (3)			3.11%			2.65%
Average interest-earning assets to interest-bearing liabilities			120.26%			117.70%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended June 30, 2026 vs. 2025			Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,227)	$(55)	$(1,282)	$(2,005)	$(261)	$(2,266)
Debt securities	276	471	747	603	879	1,482
Equity securities and mutual funds	(99)	(15)	(114)	(188)	(71)	(259)
Cash equivalents	(121)	(131)	(252)	(319)	(309)	(628)
Total interest-earning assets	(1,171)	270	(901)	(1,909)	238	(1,671)
Interest-bearing liabilities:
NOW accounts	12	(167)	(155)	29	(307)	(278)
Savings accounts	(1)	(11)	(12)	(5)	(21)	(26)
Money market accounts	751	(922)	(171)	1,602	(2,079)	(477)
Certificates of deposit	(525)	(875)	(1,400)	(883)	(1,680)	(2,563)
Borrowings	(1,399)	(244)	(1,643)	(2,846)	(272)	(3,118)
Subordinated debt	(263)	68	(195)	(510)	(12)	(522)
Total interest-bearing liabilities	(1,425)	(2,151)	(3,576)	(2,613)	(4,371)	(6,984)
Change in net interest income	$254	$2,421	$2,675	$704	$4,609	$5,313

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage the impact of changes in market interest rates on net interest income and capital. We have an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The Committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. We generally seek to pursue interest rate risk mitigation strategies that result in the least amount of reported earnings volatility under generally accepted accounting principles while still meeting strategic objectives.

As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

•
growing our non-interest-bearing demand, money market, savings and demand accounts;
•
maintaining loan and deposit pricing discipline;
•
fixing interest income on loans and other floating-rate assets;
•
growing our sources of non-interest income;
•
investing in short- to medium-term repricing and/or maturing investment securities whenever the market allows;
•
maintaining capital levels that exceed those required for well-capitalized status under federal banking regulations;
•
maintaining prudent levels of liquidity;
•
using derivative instruments such as mortgage banking derivatives and, to a lesser extent, loan level hedging and interest rate swaps;
•
managing our utilization of wholesale funding with borrowings and brokered deposits; and
•
continuing to diversify our loan portfolio.

Net Interest Income. We primarily analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for 12-month and 24-month periods. We then calculate what the net interest income would be for the same periods under the assumptions that the U.S. Treasury yield curve increases or decreases instantaneously by 200 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 2% to 3% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of June 30, 2026 and January 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

At June 30, 2026
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
	(Dollars in thousands)
+200	$94,919	(2.5)%	$102,761	(0.7)%
Level	97,341	—	103,441	—
-200	98,839	1.5%	102,122	(1.3)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At January 31, 2026
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
	(Dollars in thousands)
+200	$88,159	(3.9)%	$94,066	(2.9)%
Level	91,711	—	96,827	—
-200	94,454	3.0%	98,034	1.2%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.5% year-one decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.5% year-one increase in net interest income and at January 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.9% year-one decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 3.0% year-one increase in net interest income.

At June 30, 2026, all estimated changes described above with respect to net interest income with respect to potential changes in market interest rates were in compliance with the current policy limits established by management and approved by the board of directors.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the changes in net interest income tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At June 30, 2026, we had $85.5 million outstanding in advances from the Federal Home Loan Bank of Boston. At June 30, 2026, we had the ability to borrow $477.7 million in additional Federal Home Loan Bank of Boston advances. At June 30, 2026, we also had a $7.0 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at that date. Additionally, at June 30, 2026, we had a $165.7 million secured line of credit through the Federal Reserve Borrower in Custody program. We also have available unsecured lines of credit with correspondent banks at interest rates that adjust daily, with borrowing capacity of $25.0 million at June 30, 2026. In addition, we have an agreement with AFX that provides us access to unsecured overnight borrowings with various counterparties. At June 30, 2026, we had a credit limit of $400.0 million. At June 30, 2026, no advances were outstanding under these lines of credit of the agreement with AFX. Lastly, as of June 30, 2026, we can access $266.3 million in funding through Intrafi One-Way-Buy, which enables banks to purchase wholesale funding at fixed or floating rates without collateralization requirements.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period.

We monitor and review liquidity on a daily basis. We monitor deposit flows and cash management activities using cash management reporting. Additionally, we also review and analyze 30-, 60-, and 90-day cash flow projections on a periodic basis. On a weekly basis our Asset/Liability Committee’s Deposit Pricing Subcommittee reviews deposit cash flows and customer activity and trends. We stress test our liquidity position quarterly. This includes testing the documented sources of liquidity. Liquidity contingency planning is also monitored and presented to the Asset/Liability Committee on a quarterly basis.

We test all outstanding lines of credit from other financial institutions annually to ensure they are readily available if needed. The results of the testing are presented to the Asset/Liability Committee annually.

We target a Tier 1 basic surplus (calculated as (A) liquid assets (generally overnight funds, short-term investments and unpledged securities) minus (B) a percentage of short-term/potentially volatile liabilities (generally maturing short-term liabilities and a percentage of certificates of deposit and other deposits) divided by (C) total assets), of 5%. As of June 30, 2026, our Tier 1 basic surplus was 5.3%.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $11.1 million and ($47,000) for the six months ended June 30, 2026 and 2025, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $9.4 million and $24.9 million for the six months ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities was $12.6 million and $47.3 million for the six months ended June 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances and other borrowings, as needed.

At June 30, 2026, BayCoast Bank exceeded its applicable regulatory capital requirement, and was considered “well capitalized” under regulatory guidelines.

The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to our consolidated financial statements beginning on page 10. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Item 2, above.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
There were no sales of unregistered securities during the period covered by this Report.
b)
Not applicable.
c)
There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NARRAGANSETT BANCORP, INC.

Date: September 21, 2026	By:	/s/ Nicholas M. Christ
Nicholas M. Christ
Chair of the Board and Chief Executive Officer (Duly Authorized Representative)

Date: September 21, 2026	By:	/s/ Diana Taxiera
Diana Taxiera
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)