Form 10-Q
period 2026-09-30
Narragansett Bancorp, Inc.
filed 2026-11-10
CIK 2138186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-43528

NARRAGANSETT BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	42-3540071
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Swansea Mall Drive Swansea, Massachusetts	02777
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 806-2872

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NARA	The Nasdaq Stock Market LLC

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

As of November 4, 2026, the registrant had 21,160,000 shares of common stock, par value of $0.01 per share, outstanding.

Table of Contents

NARRAGANSETT FINANCIAL CORPORATION AND SUBSIDIARY

Explanatory Note

BayCoast Bank and Narragansett Financial Corporation (the "Company") have approved a Plan of Holding Company Reorganization and Plan of Stock Issuance pursuant to which they would reorganize into a two-tier holding company structure with Narragansett Bancorp, Inc. (the "Registrant") as the mid-tier holding company. As of September 30, 2026, the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Company is included in this Quarterly Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands)
Assets
Cash and cash equivalents	$97,987	$38,519
Securities available for sale, at fair value (cost of $405,098 and $345,192, respectively)	390,202	342,292
Marketable equity securities, at fair value	2,427	2,188
Federal Home Loan Bank stock, at cost	3,389	5,787
Loans held for sale, at fair value	10,559	21,262
Loans, net of allowance for credit losses of $29,843 at September 30, 2026 and $29,078 at December 31, 2025	2,242,028	2,236,274
Mortgage servicing rights, net	14,662	13,991
Bank-owned life insurance	43,402	40,962
Premises and equipment, net	40,598	40,701
Accrued interest receivable	10,266	10,034
Net deferred tax asset	9,576	5,841
Goodwill and other intangible assets	27,699	28,186
Equity method investments	14,447	14,196
Right of use lease asset	9,331	10,041
Other assets	45,843	48,302
Total assets	$2,962,416	$2,858,576
Liabilities and Retained Earnings
Non-interest bearing deposits	$541,193	$394,297
Interest bearing deposits	2,032,890	2,029,009
Short-term borrowings	45,157	97,533
Long-term borrowings	313	530
Subordinated debt	94,784	94,578
Lease liability	9,566	10,257
Other liabilities	51,122	45,526
Total liabilities	2,775,025	2,671,730
Retained earnings	198,538	189,395
Accumulated other comprehensive loss	(11,147)	(2,549)
Total retained earnings	187,391	186,846
Total liabilities and retained earnings	$2,962,416	$2,858,576

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Net Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$33,061	$33,057	$96,423	$98,686
Interest on debt securities	3,421	2,484	9,209	6,790
Dividend income	99	210	331	703
Interest on cash and cash equivalents	183	586	365	1,397
Total interest and dividend income	36,764	36,337	106,328	107,576
Interest expense:
Interest on deposits	11,480	12,852	34,057	38,773
Interest on borrowings	601	2,053	2,750	7,322
Interest on subordinated debt	1,886	1,917	5,185	5,738
Total interest expense	13,967	16,822	41,992	51,833
Net interest income	22,797	19,515	64,336	55,743
Provision (benefit) for credit losses	(250)	1,860	2,250	5,760
Net interest income, after provision (benefit) for credit losses	23,047	17,655	62,086	49,983
Other income:
Customer service fees	2,790	2,736	8,309	7,850
Net loan servicing (expense) fee income	101	(419)	(999)	(262)
Trust department fees	1,693	1,550	4,948	4,512
Insurance and brokerage commissions	3,617	3,205	11,390	11,079
Gain (loss) on securities available for sale, net	3	—	206	(20)
Gain on marketable equity securities	49	118	238	68
Gain (loss) on sales of portfolio loans	113	(1,038)	(663)	(1,865)
Mortgage banking income	4,128	5,741	13,302	13,868
Bank-owned life insurance income	55	737	1,375	1,743
Miscellaneous	239	499	925	2,087
Total other income	12,788	13,129	39,031	39,060
Operating expenses:
Salaries and employee benefits	19,604	18,830	59,465	54,930
Occupancy and equipment	3,659	3,504	11,338	10,616
Professional fees	810	814	2,478	2,365
Data processing	1,243	1,148	3,701	3,436
Advertising costs	560	532	1,777	1,711
Deposit insurance	677	671	2,077	2,056
Amortization of intangible assets	162	258	487	763
Other general and administrative	3,266	3,852	8,456	9,443
Total operating expenses	29,981	29,609	89,779	85,320
Income before income taxes	5,854	1,175	11,338	3,723
Provision for income taxes	1,429	122	2,195	539
Net income	$4,425	$1,053	$9,143	$3,184

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$4,425	$1,053	$9,143	$3,184
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (losses) gains	(8,637)	1,805	(11,788)	7,222
Reclassification adjustment for amounts realized in income (1)	(3)	—	(206)	20
Net unrealized (losses) gains	(8,640)	1,805	(11,994)	7,242
Related tax effects	2,410	(494)	3,347	(1,989)
Net-of-tax amount	(6,230)	1,311	(8,647)	5,253
Derivative instruments used for cash flow hedges:
Unrealized gains	—	6	68	36
Related tax effects	—	—	(19)	(9)
Net-of-tax amount	—	6	49	27
Total other comprehensive (loss) income	(6,230)	1,317	(8,598)	5,280
Comprehensive income (loss)	$(1,805)	$2,370	$545	$8,464

(1)
Amounts have been reclassified out of accumulated other comprehensive loss and are included in gain (loss) on securities available for sale, net on the consolidated statements of net income. Income tax expense (benefit) associated with these gains for the three months ended September 30, 2026 and 2025 was $1,000 and $0 and for the nine months ended September 30, 2026, and 2025 was $58,000 and $6,000.

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Changes in Retained Earnings (Unaudited)

Three Months Ended September 30, 2026 and 2025

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Retained Earnings
		(In thousands)
Balance at June 30, 2025	$185,527	$(8,822)	$176,705
Comprehensive income	1,053	1,317	2,370
Balance at September 30, 2025	$186,580	$(7,505)	$179,075
Balance at June 30, 2026	$194,113	$(4,917)	$189,196
Comprehensive income (loss)	4,425	(6,230)	(1,805)
Balance at September 30, 2026	$198,538	$(11,147)	$187,391

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Changes in Retained Earnings (Unaudited)

Nine Months Ended September 30, 2026 and 2025

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Retained Earnings
		(In thousands)
Balance at December 31, 2024	$183,396	$(12,785)	$170,611
Comprehensive income	3,184	5,280	8,464
Balance at September 30, 2025	$186,580	$(7,505)	$179,075
Balance at December 31, 2025	$189,395	$(2,549)	$186,846
Comprehensive income (loss)	9,143	(8,598)	545
Balance at September 30, 2026	$198,538	$(11,147)	$187,391

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$9,143	$3,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of securities available for sale	(1,124)	(455)
(Gain) loss on securities available for sale, net	(206)	20
Gain on marketable equity securities, net	(238)	(68)
Loss on sales of portfolio loans	663	1,865
Provision for credit losses	2,250	5,760
Mortgage servicing rights capitalized	(4,809)	(4,805)
Amortization of mortgage servicing rights	3,838	2,961
Increase in valuation allowance of mortgage servicing rights	300	—
Depreciation and amortization of premises and equipment and intangible assets	3,413	3,668
Bank-owned life insurance income	(1,375)	(1,743)
Losses from equity method investments	18	18
Deferred tax benefit	(406)	(1,290)
Net change in:
Loans held for sale	10,703	(9,265)
Accrued interest receivable	(232)	326
Other assets and other liabilities	8,348	7,727
Net cash provided by (used in) operating activities	30,286	7,903
Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	37,891	9,914
Proceeds from calls/maturities and principal payment	49,751	34,313
Purchases	(146,217)	(83,642)
Purchase of FHLB stock	(20,802)	(592)
Redemption of FHLB stock	23,200	7,784
Purchase of bank-owned life insurance	(1,065)	(1,242)
Proceeds from sales of portfolio loans	102,796	118,248
Loan originations, net of amortization and payoffs	(111,463)	(44,566)
Additions to premises and equipment	(2,882)	(2,353)
Proceeds from the disposal of premises and equipment	58	22
Net change in equity method investments	(269)	(234)
Net cash (used in) provided by investing activities	(69,002)	37,652

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from financing activities:
Net change in non-brokered deposits	150,777	132,174
Net change in brokered deposits	—	(22,852)
Net change in short term borrowings	(52,593)	(58)
Repayment of long-term debt	—	(195,000)
Proceeds from long-term debt	—	20,000
Net cash provided by (used in) financing activities	98,184	(65,736)
Net change in cash and cash equivalents	59,468	(20,181)
Cash and cash equivalents at beginning of period	38,519	75,957
Cash and cash equivalents at end of period	$97,987	$55,776
Supplemental cash flow information:
Interest paid on deposits	$34,065	$38,903
Interest paid on borrowings and subordinated debt	7,001	12,472
Income taxes paid, net	848	1,468
Non-cash activities:
Right of use assets obtained in exchange for lease liabilities	$206	$2

The accompanying notes are an integral part of these consolidated financial statements.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Narragansett Financial Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the periods have been included.

For additional information and disclosures required under U.S. GAAP, refer to the Company’s consolidated financial statements for the year ended December 31, 2025.

Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the “Company and its wholly owned subsidiary, BayCoast Bank (the “Bank”), and the Bank’s subsidiaries. Throughout the consolidated financial statements, the Company and the Bank are collectively referred to as the Company.

Business

The Company provides a variety of financial services to individuals and businesses through its offices on the Southcoast of Massachusetts and Rhode Island. Its primary deposit products are checking, savings, money market and term certificates, and its primary lending products are residential, commercial, and multi-family mortgages and commercial loans.

The Bank’s wholly-owned subsidiaries include BCBOZ Investment, LLC, which holds real estate property; BayCoast Financial Services (“BFS”), which sells non-deposit investment products to individuals and entities; Troy Security Corporation and B.F.R. Corp., which buy, hold, and sell securities on their own behalf; 1851 Corporation, which holds investments and real estate property; BayCoast Insurance, LLC, a wholly-owned subsidiary of BFS, which provides insurance products to consumers and businesses; BayCoast Mortgage Company, LLC, which originates and sells conforming and jumbo residential mortgages; Stack Ally, LLC, which was established to provide data integration and automation solutions to organizations; Priority Funding, LLC (“Priority Funding”) which originates and sells manufactured home loans; and Teamwork Funding, LLC, a wholly owned subsidiary of Priority Funding, which provides broker lender services for manufactured home loans and primarily conducts business in Arizona; Plimoth Trust Company, LLC, d/b/a Plimoth Investment Advisors (“Plimoth”) provides investment management and trust services. Plimoth acts as a fiduciary and provides portfolio and/or trust services to its clients.

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

The costs of the reorganization and the stock issuance will be deferred and deducted from the sales proceeds of the offering. If the reorganization is unsuccessful, all deferred costs will be charged to operations. As of September 30, 2026, $1.7 million of reorganization costs had been incurred and is included in other assets on the consolidated balance sheets.

On November 2, 2026, the Company, Narragansett Bancorp, Inc. and the Bank completed the transactions contemplated by the Plan. Narragansett Bancorp, Inc. sold 9,098,800 shares of common stock at $10.00 per share, which includes 761,760 shares sold to the Bank’s Employee Stock Ownership Plan, and represents the adjusted maximum of the offering range as disclosed in Narragansett Bancorp, Inc. prospectus dated August 11, 2026. Narragansett Bancorp, Inc. also issued 11,638,000 shares of common stock to the Company and issued 423,200 shares of common stock to BayCoast Charitable Foundation, Inc. Narragansett Bancorp, Inc. has 21,160,000 shares of common stock issued and outstanding as a result of the transaction.

Use of estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, deferred taxes, and post-retirement benefit obligations.

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

Segment Reporting

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting, as amended by FASB Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This accounting update requires additional reportable segment disclosures on an annual and interim basis, among other requirements. This update does not change how operating segments are identified or aggregated, or how quantitative thresholds are applied to determine the reportable segments.

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

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Allowance for Credit Losses – Loans

The Company implemented the current expected credit loss (“CECL”) model using the Weighted Average Remaining Maturity method (“WARM”) for all financial assets measured at amortized cost and off-balance sheet exposures.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate loans with a loan-to-value ratio greater than 80% without private mortgage insurance and does not generally grant loans that would be classified as sub-prime upon origination. All loans in this segment are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments. The Company determined segmentation by grouping financial asset types which ensures loans with similar risk characteristics, terms, collateral, loss history, and prepayment speeds are pooled together. For each of these pools, the Company collects historical loss data, dating back to 2016 and applies the annual historical loss rate over the estimated remaining average life of the loan portfolio segment. The Company incorporates peer data as part of the lookback period for a full economic cycle. The average remaining life of a loan portfolio segment is determined based on asset specific decay rates. The qualitative adjustments to historical loss information are tied to macroeconomic data (GDP, house price index, inflation and unemployment) and peer data. The one-year economic forecast will determine how peer data is incorporated into the model. For periods beyond one year, the Bank will revert to historical loss information.

Although the primary qualitative factor is linked to economic forecasts and peer data, the Bank will consider the following and apply or revise a qualitative factor if deemed necessary, on a periodic basis: 1) Levels of and trends in delinquencies and individually evaluated loans, 2) Levels of and trends in charge-offs and recoveries, 3) Trends in volume and terms of loans, 4) Effects of any changes in risk selection and underwriting, 5) Experience, ability and depth of lending management and other relevant staff, and 6) Effects of changes in credit concentrations, 7) Industry concentrations. The Bank will also review the reasonableness of decay rates used in WARM calculation and apply a qualitative factor if necessary. There were no changes to the Company’s accounting policy or methodology during 2025 or through September 30, 2026.

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

Accrued Interest Receivable

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on non-accrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectable interest. As of September 30, 2026 and December 31, 2025, accrued interest receivable of $10.3 million and $10.0 million respectively, is on the consolidated balance sheets.

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

Recent accounting pronouncements

There have been no material changes to the Company's assessment of recently issued accounting standards not yet adopted from those disclosed in the Company's audited consolidated financial statements for the year ended December 31, 2025. As an

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies.

2.
SECURITIES

Available for Sale

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2026
U.S. Government bonds	$301,640	$—	$(10,427)	291,213
Government sponsored enterprises	42,397	—	(1,990)	40,407
State and municipal bonds	34,915	—	(518)	34,397
Corporate bonds	12,146	—	(1,246)	10,900
Subordinated debt and collateralized debt obligations	14,000	—	(715)	13,285
Total securities available for sale	$405,098	$—	$(14,896)	$390,202

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2025
U.S. Government bonds	$228,300	$1,641	$(629)	$229,312
Government sponsored enterprises	47,431	—	(2,221)	45,210
State and municipal bonds	33,030	—	(339)	32,691
Corporate bonds	22,431	18	(900)	21,549
Subordinated debt and collateralized debt obligations	14,000	—	(470)	13,530
Total securities available for sale	$345,192	$1,659	$(4,559)	$342,292

As of September 30, 2026 and December 31, 2025, securities with an amortized cost of $17.4 million and $27.8 million, and an estimated fair value of $15.6 million and $25.5 million, respectively, were pledged to secure public funds and other such purposes as required by law.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2026, is as follows. Expected maturities will differ from contractual maturities on certain securities because of call or prepayment provisions.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$55,956	$54,838
After 1 year through 5 years	227,658	218,039
After 5 years through 10 years	100,384	96,225
Over 10 years	21,100	21,100
	$405,098	$390,202

For the three months ended September 30, 2026, proceeds from sales of securities available for sale amounted to $11.0 million. For the three months ended September 30, 2026, gross realized gains or losses on available for sale securities were $3,000. For the nine months ended September 30, 2026, proceeds from sales of securities available for sale amounted to $37.9 million. For the nine months ended September 30, 2026, gross realized gains on available for sale securities were $206,000. There were no proceeds from sales of securities available for sale or realized gains or losses on available for sale securities for the three months ended September 30, 2025. For the nine months ended September 30, 2025, proceeds from sales of securities available for sale amounted to $9.9 million, and gross realized losses on available for sale securities were $20,000.

Allowance for Credit Losses – Available for Sale Securities

Available for sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective agency or government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. As of September 30, 2026 and December 31, 2025, there was no allowance on available for sale securities.

Information pertaining to securities with gross unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2026
US Government bonds	$10,170	$266,487	$257	$24,727
Government sponsored enterprises	—	—	1,990	40,407
State and municipal bonds	—	—	518	7,733
Corporate bonds	59	1,941	1,187	5,959
Subordinated debt and collateralized debt obligations	20	1,980	695	9,305
Total securities available for sale	$10,249	$270,408	$4,647	$88,131

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Less Than Twelve Months		Twelve Months or Greater
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2025
US Government bonds	$159	$41,150	$470	$58,440
Government sponsored enterprises	—	—	2,221	45,210
State and municipal bonds	—	4,825	339	8,103
Corporate bonds	12	987	888	16,543
Subordinated debt and collateralized debt obligations	—	—	470	10,530
Total securities available for sale	$171	$46,962	$4,388	$138,826

As of September 30, 2026, 100 debt securities have unrealized losses with aggregate depreciation of 3.68% from the Company’s amortized cost basis, all of which is deemed to be unrelated to credit losses.

The unrealized losses on the Company’s investment in U.S. Government, government-sponsored enterprises and state and municipal bonds were primarily caused by interest rate risk. Many of these investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to require a credit loss reserve at September 30, 2026 or December 31, 2025.

The Company’s unrealized losses on investments in corporate bonds and subordinated debt relate to investments in companies within the financial services sector. The unrealized losses are primarily caused by (a) recent decreases in profitability and near-term profit forecasts by industry analysts resulting from the sub-prime mortgage market and (b) recent downgrades by several industry analysts. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, it does not consider these investments to require a credit loss reserve at September 30, 2026 or December 31, 2025.

Marketable Equity Securities

Marketable equity securities consist of common stocks, preferred stocks and money market mutual funds. As of September 30, 2026, and December 31, 2025, the Company held marketable equity securities with an aggregate fair value of $2.4 million and $2.2 million, respectively. Net realized and unrealized gains recognized in earnings during the three months ended September 30, 2026 and 2025 were $49,000 and $118,000, respectively. Net realized and unrealized gains recognized in earnings during the nine months ended September 30, 2026, and 2025 were $238,000 and $68,000, respectively. As of September 30, 2026, and December 31, 2025, net unrealized gains recognized on marketable equity securities still held at the reporting date amounted to $183,000 and $114,000, respectively.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

3.
LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2026	2025
	(In thousands)
Mortgage loans on real estate:
Residential	$498,236	$484,198
Commercial and multi-family	1,053,520	1,080,739
Construction	165,234	179,266
HELOC and second mortgages	228,702	209,874
	1,945,692	1,954,077
Commercial loans	230,045	194,654
Consumer loans	99,744	120,586
Total loans	2,275,481	2,269,317
Allowance for credit losses	(29,843)	(29,078)
Net deferred loan fees	(3,610)	(3,965)
Loans, net	$2,242,028	$2,236,274

The Bank has sold mortgage loans in the secondary mortgage market and has retained the servicing responsibility and receives fees for the services provided. Total loans serviced for others at September 30, 2026, and December 31, 2025, amounted to $1.7 billion and $1.6 billion, respectively, and are not included on the accompanying consolidated balance sheets.

The following represents the composition of the Company’s provision for credit loss expense (benefit) for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025
	(In thousands)
Loans	$(250)	$1,700
Off-balance sheet credit exposures	—	160
	$(250)	$1,860
	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Loans	$2,250	$5,600
Off-balance sheet credit exposures	—	160
	$2,250	$5,760

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Activity in the allowance for credit losses for the three and nine months ended September 30, 2026 is as follows:

	At or for the Three Months Ended September 30, 2026
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses—loans
Balance at June 30, 2026	$1,080	$16,376	$761	$443	$3,966	$3,416	$4,212	$30,254
Provision (credit) for credit losses	326	503	289	(158)	(695)	272	(787)	(250)
Loans charged-off	—	—	—	—	—	(189)	—	(189)
Recoveries	3	15	—	—	—	10	—	28
Balance at September 30, 2026	$1,409	$16,894	$1,050	$285	$3,271	$3,509	$3,425	$29,843
Allowance for off-balance sheet credit exposures
Balance at June 30, 2026	$28	$173	$385	$211	$59	$—	$(74)	$782
Provision (credit) for credit losses	44	(101)	94	(68)	(9)	—	40	—
Balance at September 30, 2026	$72	$72	$479	$143	$50	$—	$(34)	$782

	At or for the Nine Months Ended September 30, 2026
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses—loans
Balance at December 31, 2025	$768	$16,690	$699	$417	$3,013	$5,598	$1,893	$29,078
Provision (credit) for credit losses	631	190	351	(133)	318	(639)	1,532	2,250
Loans charged-off	—	(40)	—	—	(60)	(1,530)	—	(1,630)
Recoveries	10	54	—	1	—	80	—	145
Balance at September 30, 2026	$1,409	$16,894	$1,050	$285	$3,271	$3,509	$3,425	$29,843
Allowance for off-balance sheet credit exposures
Balance at December 31, 2025	$6	$210	$292	$202	$62	$—	$10	$782
Provision (credit) for credit losses	66	(138)	187	(59)	(12)	—	(44)	—
Balance at September 30, 2026	$72	$72	$479	$143	$50	$—	$(34)	$782

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Activity in the allowance for credit losses for the three and nine months ended September 30, 2025 is as follows:

	At or for the Three Months Ended September 30, 2025
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses— loans
Balance at June 30, 2025	$965	$15,526	$755	$390	$2,612	$5,415	$4,267	$29,930
Provision (credit) for credit losses	(104)	2,203	(39)	5	533	424	(1,322)	1,700
Loans charged-off	—	—	—	—	—	(541)	—	(541)
Recoveries	10	15	—	—	—	2	—	27
Balance at September 30, 2025	$871	$17,744	$716	$395	$3,145	$5,300	$2,945	$31,116
Allowance for off-balance sheet credit exposures
Balance at June 30, 2025	$3	$49	$355	$2	$30	$—	$8	$447
Provision (credit) for credit losses	2	(7)	(65)	204	23	—	3	160
Balance at September 30, 2025	$5	$42	$290	$206	$53	$—	$11	$607

	At or for the Nine Months Ended September 30, 2025
	Residential Real Estate	Commercial & Multi-family Real Estate	Construction	HELOC & Second Mortgages	Commercial	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses— loans
Balance at December 31, 2024	$1,304	$13,326	$583	$568	$2,741	$5,594	$2,107	$26,223
Provision (credit) for credit losses	(451)	4,373	133	(173)	480	400	838	5,600
Loans charged-off	—	—	—	—	(83)	(721)	—	(804)
Recoveries	18	45	—	—	7	27	—	97
Balance at September 30, 2025	$871	$17,744	$716	$395	$3,145	$5,300	$2,945	$31,116
Allowance for off-balance sheet credit exposures
Balance at December 31, 2024	$3	$55	$344	$1	$9	$—	$35	$447
Provision (credit) for credit losses	2	(13)	(54)	205	44	—	(24)	160
Balance at September 30, 2025	$5	$42	$290	$206	$53	$—	$11	$607

The following is a summary of past due and non-accrual loans at September 30, 2026, and December 31, 2025:

	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
Mortgage loans on real estate:
Residential	$1,191	$447	$896	$2,534	$—	$3,643
Commercial and multi-family	551	1,033	—	1,584	—	29,323
HELOC and second mortgages	1,256	244	8	1,508	—	1,024
Commercial	14	—	—	14	—	—
Consumer	728	236	502	1,466	—	1,181
Total	$3,740	$1,960	$1,406	$7,106	$—	$35,171

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Past Due 90 Days or More and Still Accruing	Loans on Non-accrual
	(In thousands)
Mortgage loans on real estate:
Residential	$1,011	$—	$1,084	$2,095	$—	$3,750
Commercial and multi-family	63	6,464	1,073	7,600	—	30,780
HELOC and second mortgages	389	71	401	861	—	1,150
Commercial	—	1,933	292	2,225	—	292
Consumer	1,309	246	475	2,030	—	1,456
Total	$2,772	$8,714	$3,325	$14,811	$—	$37,428

The following table presents the amortized cost basis of loans on non-accrual status by portfolio segment as of the dates indicated:

	September 30, 2026			December 31, 2025
	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non- Accrual Loans	Non-Accrual Loans With an Allowance	Non-Accrual Loans Without an Allowance	Total Non- Accrual Loans
	(In thousands)
Mortgage loans on real estate:
Residential	$—	$3,643	$3,643	$—	$3,750	$3,750
Commercial and multi-family	16,650	12,673	29,323	18,039	12,741	30,780
HELOC and second mortgages	—	1,024	1,024	—	1,150	1,150
Commercial	—	—	-	292	—	292
Consumer	212	969	1,181	197	1,259	1,456
Total	$16,862	$18,309	$35,171	$18,528	$18,900	$37,428

There are no loans 90 days or greater past due and still accruing at September 30, 2026, and December 31, 2025. There was no accrued interest reversed on non-accrual loans during the three and nine months ended September 30, 2026 and 2025.

Collateral-dependent loans are loans for which repayment is expected to be provided substantially by the underlying collateral and there are no other available and reliable sources of repayment. The following table presents the amortized cost of individually evaluated collateral-dependent loans as of September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
	Real Estate	Other	Real Estate	Other
	(In thousands)
Mortgage loans on real estate:
Residential	$3,642	$—	$4,047	$—
Commercial and multi-family	31,824	—	41,164	—
HELOC and second mortgages	1,024	—	1,150	—
Commercial	180	1,532	2,129	1,824
Consumer	—	1,142	—	1,207
Total	$36,670	$2,674	$48,490	$3,031

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

No additional funds are committed to be advanced in connection with individually evaluated loans.

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025 by class and by type of modification.

	Payment Delay	Combination Term Extension, Payment Delay and Interest Rate Reduction	Term Extension	% of Total Class of Financing Receivables
Three Months Ended September 30, 2026	(In thousands)
Mortgage loans on real estate:
Commercial and multi-family	$—	$—	$1,574	0.15%
Total	$—	$—	$1,574	0.15%
Nine Months Ended September 30, 2026
Mortgage loans on real estate:
Commercial and multi-family	—	—	1,574	0.15%
Total	$—	$—	$1,574	0.15%
Three Months Ended September 30, 2025
Mortgage loans on real estate:
Commercial and multi-family	—	26,862	—	2.50%
Total	$—	$26,862	$—	2.50%
Nine Months Ended September 30, 2025
Mortgage loans on real estate:
Residential	$472	$—	$—	0.09%
Commercial and multi-family	—	26,862	3,305	2.80%
Total	$472	$26,862	$3,305	1.92%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026:

	Combination Payment Delay and Term Extension		Combination Term Extension, Payment Delay and Interest Rate Reduction		Payment Delay		Term Extension
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Financial Effect		Financial Effect		Financial Effect		Financial Effect
Mortgage loans on real estate:
Commercial and multi-family	—	—	—	—	—	—	Added 3 months weighted average maturity to the life of the loan	Added 3 months weighted average maturity to the life of the loan

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025:

	Combination Payment Delay and Term Extension		Combination Term Extension, Payment Delay and Interest Rate Reduction		Payment Delay		Term Extension
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Financial Effect		Financial Effect		Financial Effect		Financial Effect
Mortgage loans on real estate:
Residential	—	—	—	—	—	Provided six-month payment deferral. The monthly payments were added to the end of the original loan term.	—	—
Commercial and multi-family	—	—	Reduced weighted average contractual interest rate from 7.2% to 4.5%	Reduced weighted average contractual interest rate from 8.4% to 4.5% and added a weighted average 5.7 years to the life of the loan	—	—	—	Added 1 year weighted average maturity to the life of the loan

There were no financing receivables that had a payment default during the three and nine months ended September 30, 2026 or three months ended September 30, 2025, that were modified in the 12 months prior to that default to borrowers experiencing financial difficulty. The following table provides the amortized cost basis of financing receivables that had a payment default during the nine months ended September 30, 2025, and were modified in the 12 months prior to that default to borrowers experiencing financial difficulty:

	Nine Months Ended September 30, 2025
	Combination Payment Delay and Term Extension	Payment Delay	Combination Term
	(In thousands)
Mortgage loans on real estate:
Residential	$—	$472	$—
Total	$—	$472	$—

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

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables present our loans by year of origination, loan segmentation and risk indicator as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Loans amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
Residential
Loans rated 1–6	$106,346	$31,442	$11,263	$11,536	$173,613	$158,156	$492,356
Loans rated 7	—	—	2,237	—	—	—	2,237
Loans rated 8	—	276	290	271	1,086	1,720	3,643
	$106,346	$31,718	$13,790	$11,807	$174,699	$159,876	$498,236
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$106,346	$31,442	$13,500	$11,536	$173,613	$158,156	$494,593
Nonaccrual	—	276	290	271	1,086	1,720	3,643
Commercial Real Estate and Multi-Family:
Loans rated 1–6	$74,313	$78,866	$20,555	$45,208	$243,236	$523,753	$985,931
Loans rated 7	—	—	2,205	1,610	—	32,404	36,219
Loans rated 8	—	—	—	—	16,811	14,559	31,370
	$74,313	$78,866	$22,760	$46,818	$260,047	$570,716	$1,053,520
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$40	$40
Payment Performance
Performing	$74,313	$78,866	$22,760	$46,818	$244,395	$557,045	$1,024,197
Nonaccrual	—	—	—	—	15,652	13,671	29,323
Construction:
Loans rated 1–6	$46,276	$56,382	$16,235	$6,779	$10,789	$6,293	$142,754
Loans rated 7	—	—	—	—	22,480	—	22,480
Loans rated 8	—	—	—	—	—	—	—
	$46,276	$56,382	$16,235	$6,779	$33,269	$6,293	$165,234
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$46,276	$56,382	$16,235	$6,779	$33,269	$6,293	$165,234
Nonaccrual	—	—	—	—	—	—	—
HELOC and Second Mortgages:
Loans rated 1–6	$35,637	$60,087	$28,261	$25,166	$45,446	$33,082	$227,679
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	—	—	163	525	335	1,023
	$35,637	$60,087	$28,261	$25,329	$45,971	$33,417	$228,702
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$—	$—
Payment Performance
Performing	$35,637	$60,087	$28,261	$25,166	$45,446	$33,081	$227,678
Nonaccrual	—	—	—	163	525	336	1,024
Commercial:
Loans rated 1–6	$17,066	$22,562	$4,309	$11,889	$57,482	$108,572	$221,880
Loans rated 7	—	1,942	2,455	—	289	1,767	6,453
Loans rated 8	—	498	—	—	—	1,214	1,712
	$17,066	$25,002	$6,764	$11,889	$57,771	$111,553	$230,045
Current Period Gross Charge offs	$—	$—	$—	$—	$—	$60	$60
Payment Performance
Performing	$17,066	$25,002	$6,764	$11,889	$57,771	$111,553	$230,045
Nonaccrual	—	—	—	—	—	—	—
Consumer
Loans rated 1–6	$15,302	$10,532	$9,914	$11,797	$25,228	$25,816	$98,589
Loans rated 7	—	—	—	—	—	—	—
Loans rated 8	—	267	—	—	517	371	1,155
	$15,302	$10,799	$9,914	$11,797	$25,745	$26,187	$99,744
Current Period Gross Charge offs	$—	$81	$43	$102	$120	$1,184	$1,530
Payment Performance
Performing	$15,302	$10,532	$9,914	$11,775	$25,224	$25,816	$98,563
Nonaccrual	—	267	—	22	521	371	1,181

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

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

4.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk Management - Cash Flow Hedging Instruments

The Company uses short-term funding sources, such as FHLB advances and brokered deposits, to fund the Company’s lending and investment activities and other general business purposes. These instruments expose the Company to variability in interest payments due to changes in interest rates when the short-term funding rolls over. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, generally hedges a portion of its variable interest payments. To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments. Management intends on rolling over the short-term funding sources through the term of the interest rate swap agreements.

Information pertaining to outstanding interest rate swap agreements designated as cash flow hedges is as follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Notional amount	$-	$50,000
Weighted average pay rate	-	4.32%
Weighted average receive rate	-	4.24%
Weighted average remaining term in years	-	0.2
Unrealized loss relating to interest rate swap	$-	$(68)

These agreements provide for the Company to receive payments at a variable rate determined by a specified index (overnight SOFR) in exchange for making payments at a fixed rate plus a set spread.

Interest Rate Risk Management – Non-Hedging Derivatives

The Company manages a matched book with respect to its interest rate derivative instruments provided to customers in order to minimize its net risk exposure from such transactions.

The Company executes interest rate swaps with certain commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are simultaneously offset with interest rate swaps that the Company executes with a third party, thereby minimizing its net risk exposure resulting from such transactions. These derivatives are not designated as hedges. Changes in the fair value of both the customer swaps and the offsetting interest rate swaps are recognized directly in earnings. For the three and nine months ended September 30, 2026 and 2025, the Company recognized no net holding gain or loss related to such derivatives.

The Company has agreements with its interest rate swap derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

If the Company had breached any of these provisions, it would have been required to settle its obligations under the agreements at the termination value. In addition, the Company had cross-default provisions with its commercial customer loan agreements which provide cross-collateralization with the customer loan collateral.

As of September 30, 2026, and December 31, 2025, the following interest rate swaps were outstanding:

	September 30, 2026		December 31, 2025
	With commercial loan borrowers	With third-party financial institutions	With commercial loan borrowers	With third-party financial institutions
	(Dollars in thousands)
Notional amount	$36,131	$36,131	$51,643	$51,643
Weighted average rate	3.3%	(3.3%)	3.9%	(3.9%)
Weighted average remaining term	4 Years	4 Years	4 Years	4 Years
Unrealized fair value gain (loss)	-	-	$(3,270)	$3,270

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The variable rate component of these agreements is set at a variable rate plus the prevailing one-month CME Term SOFR rate.

Risk Participation Agreements

The Company entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.

The notional amount of risk participation agreements was $5.3 million at September 30, 2026, and December 31, 2025, respectively. There were no fair value adjustments from risk participation agreements at September 30, 2026, and December 31, 2025.

Mortgage Banking Derivatives-Interest rate lock commitments

The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period.

Outstanding interest rate lock commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of rate-locked mortgage loan commitments at September 30, 2026, and December 31, 2025, was $16.6 million and $38.4 million, respectively, with a fair value (liability) asset of ($79,000) and $667,000, respectively.

Mortgage Banking Derivatives - Forward loan sale commitments

The Company utilizes best efforts and mandatory delivery forward loan sale commitments to mitigate the risk of potential decreases in the values of loans held for sale and loan commitments that would result from the exercise of the derivative loan commitments. With a mandatory delivery contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.

If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall. With best efforts commitments, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the underlying loan closes. Generally, the price the investor will pay is specified prior to the loan being funded. The notional amount of forward loan sale commitments at September 30, 2026, and December 31, 2025, was $8.6 million and $23.1 million, respectively, with a fair value asset (liability) of $169,000 and $(100,000), respectively.

5.
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

As of September 30, 2026, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

To be categorized as well capitalized, an institution must maintain minimum capital ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Management believes, as of September 30, 2026, and December 31, 2025, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2026, and December 31, 2025, are also presented in the following table.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
September 30, 2026:
Total capital to risk-weighted assets:
Consolidated	$292,863	13.5%	$174,062	8.0%	N/A	N/A
Bank	262,540	12.1	172,938	8.0	$216,172	10.0%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	170,840	7.9	97,910	4.5	N/A	N/A
Bank	235,503	10.9	97,277	4.5	140,512	6.5
Tier 1 capital to risk-weighted assets:
Consolidated	170,840	7.9	130,547	6.0	N/A	N/A
Bank	235,503	10.9	129,703	6.0	172,938	8.0
Tier 1 capital to average assets:
Consolidated	170,840	5.9	115,140	4.0	N/A	N/A
Bank	235,503	8.2	114,726	4.0	143,408	5.0
December 31, 2025:
Total capital to risk-weighted assets:
Consolidated	$281,648	12.8%	$176,132	8.0%	N/A	N/A
Bank	258,704	11.8	174,937	8.0	$218,671	10.0%
Common equity tier 1 capital to risk-weighted assets:
Consolidated	159,520	7.2	99,074	4.5	N/A	N/A
Bank	231,544	10.6	98,402	4.5	142,136	6.5
Tier 1 capital to risk-weighted assets:
Consolidated	159,520	7.2	132,099	6.0	N/A	N/A
Bank	231,544	10.6	131,203	6.0	174,937	8.0
Tier 1 capital to average assets:
Consolidated	159,520	5.6	114,411	4.0	N/A	N/A
Bank	231,544	8.1	114,000	4.0	142,500	5.0

6.
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

FHLB Stock – The fair value of FHLB stock approximates the carrying amount based on the redemption provisions of the FHLB. These assets were classified as Level 3.

Loans held for sale – Fair values are based on commitments in effect from investors or prevailing market prices.

Loans – The fair value of loans is measured on an exit price basis incorporating discounts for credit, liquidity and marketability factors. Loans were classified as Level 3 since the valuation methodology utilizes significant unobservable inputs.

Individually evaluated loans – Fair values for collateral dependent loans are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. Current appraisals are obtained when it is determined that the Company is considering foreclosure. In instances where a current appraisal is not obtained, the most recent appraisal may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. Given the significance of management’s judgment in discounting the appraisals, these are considered Level 3 fair value measurements.

Mortgage servicing rights – The Company accounts for mortgage servicing rights at cost, subject to impairment testing. When the carrying value of a tranche exceeds fair value, a valuation allowance is established to reduce the carrying cost to fair value. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The Company obtains a third-party valuation based upon loan level data including note rate, type and term of the underlying loans. The model utilizes two significant unobservable inputs, namely loan prepayment assumptions and the discount rate used, to calculate the fair value of each tranche, and, as such, the Company has classified the model within Level 3 of the fair value hierarchy.

Accrued Interest Receivable – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value. These assets were classified as Level 3.

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

FHLB Advances – The fair value of FHLB Advances approximates fair value amount of these liabilities and are classified as Level 2.

Mortgage banking derivatives—The fair values of interest rate lock commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans, including servicing values, and the probability of such commitments being exercised.

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Accrued Interest Payable and Mortgagor’s escrow accounts – For these financial instruments, which have original maturities of 90 days or less, their carrying amounts reported in the consolidated balance sheets approximate fair value. These liabilities were classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2026
Assets:
Securities available for sale	$—	$390,202	$—	$390,202
Marketable equity securities	2,427	—	—	2,427
Loans held for sale	—	10,559	—	10,559
Interest rate lock agreements	—	190	—	190
Forward loan sale commitments	—	170	—	170
Interest rate swap agreements	—	4,047	—	4,047
	$2,427	$405,168	$—	$407,595
Liabilities:
Interest rate lock agreements	$—	$79	$—	$79
Interest rate swap agreements	—	4,047	—	4,047
	$—	$4,126	$—	$4,126

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2025
Assets:
Securities available for sale	$—	$342,292	$—	342,292
Marketable equity securities	2,188	—	—	2,188
Loans held for sale	—	21,262	—	21,262
Interest rate lock agreements	—	667	—	667
Interest rate swap agreements	—	3,270	—	3,270
	$2,188	$367,491	$—	$369,679
Liabilities:
Forward loan sale commitments	$—	$100	$—	$100
Interest rate swap agreements	—	3,338	—	3,338
	$—	$3,438	$—	$3,438

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

Narragansett Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Assets measured at fair value on a nonrecurring basis are summarized below:

	September 30, 2026			Nine Months Ended September 30, 2026
	Level 1	Level 2	Level 3	Total Losses (Gains)
	(In thousands)
Collateral dependent individually evaluated loans	$—	$—	$27,806	$(2,840)
	$—	$—	$27,806	$(2,840)

	December 31, 2025			Year Ended December 31, 2025
	Level 1	Level 2	Level 3	Total Losses
		(In thousands)
Collateral dependent individually evaluated loans	$—	$—	$28,232	$6,547
	$—	$—	$28,232	$6,547

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2026
Financial Assets
Cash and cash equivalents	$97,987	$97,987	$—	$—
Securities available for sale	390,202	—	390,202	—
Marketable equity securities	2,427	2,427	—	—
Federal Home Loan Bank stock	3,389	—	—	3,389
Loans held for sale	10,559	—	10,559	—
Loans, net	2,242,028	—	—	2,195,631
Mortgage servicing rights, net	14,662	—	—	20,365
Accrued interest receivable	10,266	—	—	10,266
Derivative assets	4,407	—	4,407	—
Financial Liabilities
Deposits	2,574,083	—	—	2,570,352
Borrowings	45,470	—	45,498	—
Subordinated Debt	94,784	—	—	93,241
Mortgagors’ escrow accounts	3,276	—	3,276	—
Accrued interest payable	2,114	—	2,114	—
Derivative liabilities	4,126	—	4,126	—
December 31, 2025
Financial Assets
Cash and cash equivalents	$38,519	$38,519	$—	$—
Securities available for sale	342,292	—	342,292	—
Marketable equity securities	2,188	2,188	—	—
Federal Home Loan Bank stock	5,787	—	—	5,787
Loans held for sale	21,262	—	21,262	—
Loans, net	2,236,274	—	—	2,162,145
Mortgage servicing rights, net	13,991	—	—	15,788
Accrued interest receivable	10,034	—	—	10,034
Derivative assets	3,937	—	3,937	—
Financial Liabilities
Deposits	2,423,306	—	—	2,426,881
Borrowings	98,063	—	98,270	—
Subordinated Debt	94,578	—	—	92,783
Mortgagors’ escrow accounts	3,804	—	3,804	—
Accrued interest payable	1,187	—	1,187	—
Derivative liabilities	3,438	—	3,438	—

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

Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. For example, an increase of 25 basis points as our adjustment to our lifetime loss rate for qualitative factors for all loan categories at September 30, 2026 would have increased our allowance for credit losses on loans at that date to $32.1 million from $29.8 million.

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

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2026	2025	2026	2025
Performance Ratios:
Return on average assets (1)	0.60%	0.41%	0.42%	0.14%
Return on average equity (1)	9.32%	2.35%	6.52%	2.44%
Interest rate spread (2)	3.03%	2.44%	2.79%	2.29%
Net interest margin (1)(3)	3.42%	2.87%	3.20%	2.72%
Noninterest expense to average assets (1)	4.08%	4.01%	4.14%	3.88%
Efficiency ratio (4)	84.25%	90.70%	86.85%	89.99%
Average interest-earning assets to average interest-bearing liabilities	121.57%	120.02%	121.13%	118.47%
Loans to deposits ratio	88.40%	93.94%	88.40%	93.94%
Capital Ratios:
Tier 1 capital to average assets (BayCoast Bank only)	8.21%	8.09%	8.26%	8.02%
Tier 1 capital to risk-weighted assets (BayCoast Bank only)	10.89%	10.66%	10.89%	10.66%
Common equity tier 1 capital to risk-weighted assets (BayCoast Bank only)	10.89%	10.66%	10.89%	10.66%
Total capital to risk-weighted assets (BayCoast Bank only)	12.14%	11.91%	12.14%	11.91%
Average equity to average assets	6.58%	6.10%	6.55%	5.96%
Asset Quality Ratios:
Allowance for credit losses on loans as a percentage of total loans	1.31%	1.36%	1.31%	1.36%
Allowance for credit losses on loans as a percentage of non- performing loans	84.85%	480.80%	84.85%	480.80%
Net (charge-offs) recoveries to average outstanding loans during the period (1)	(0.03)%	(0.09)%	(0.09)%	(0.08)%
Non-performing loans as a percentage of total loans	1.55%	0.28%	1.55%	0.28%
Non-performing loans as a percentage of total assets	1.19%	0.23%	1.19%	0.23%
Total non-performing assets as a percentage of total assets	1.19%	0.23%	1.19%	0.23%

(1)
Annualized.
(2)
Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)
Represents net interest income as a percentage of average interest-earning assets.
(4)
Represents operating expenses divided by the sum of net interest income and other income.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets increased $103.8 million, or 3.6%, to $2.96 billion at September 30, 2026, compared to $2.86 billion at December 31, 2025. The increase was due to increases in securities available for sale and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $59.5 million, or 154.3%, to $98.0 million at September 30, 2026 from $38.5 million at December 31, 2025. The increase was due to proceeds from our minority stock offering that were being held in escrow pending the completion of the offering.

Securities Available for Sale. Securities available for sale, reported at fair value, increased $47.9 million, or 14.0%, to $390.2 million at September 30, 2026, compared to $342.3 million at December 31, 2025. The increase was due primarily to our purchasing U.S. Treasury securities.

Gross Loans. Loans increased $6.2 million, or 0.3%, to $2.28 billion at September 30, 2026, compared to $2.27 billion at December 31, 2025. Our largest increase was in commercial loans, which increased $35.4 million, or 18.2%, to $230.0 million at September 30, 2026, compared to $194.6 million at December 31, 2025. Our largest decrease was in commercial real estate and multi-family loans, which decreased $27.2 million, or 2.5%, to $1.05 billion at September 30, 2026, compared to $1.08 billion at December 31, 2025, due to loan payoffs and a decrease in line of credit balances secured by real estate.

Deposits. Deposits increased $150.8 million, or 6.2%, to $2.57 billion at September 30, 2026 from $2.42 billion at December 31, 2025. Demand deposits increased $146.9 million, or 37.3%, and money market deposits increased $85.0 million, or 10.5%. The increase in demand deposits was due to our proceeds from our minority stock issuance that were being held in escrow pending the completion of the offering, while the increase in money market deposits was due to customers wanting to keep their funds liquid. These were partially offset by a decrease in certificates of deposit, which decreased $60.0 million, or 11.5%, to $462.6 million at September 30, 2026 from $522.7 million at December 31, 2025, due to the competitive interest rate environment. All of our deposits are fully insured due to the additional insurance provided under the Depositors Insurance Fund ("DIF").

Borrowings. Borrowings, which consisted solely of Federal Home Loan Bank of Boston advances, decreased $52.6 million, or 53.6%, to $45.5 million at September 30, 2026, compared to $98.1 million at December 31, 2025. The decrease was due to our improved liquidity position and less reliance on overnight borrowings.

Total Retained Earnings. Total retained earnings increased $545,000, or 0.3%, to $187.4 million at September 30, 2026 compared to $186.8 million at December 31, 2025. The increase was due to net income of $9.1 million for the nine months ended September 30, 2026, partially offset by a $8.6 million increase in accumulated other comprehensive loss, driven by unrealized losses in the U.S. Treasury portfolio resulting from higher market interest rates during the quarter.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. We recorded net income of $4.4 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase in net income was due to an increase in interest income, and decreases in interest expense and provision for credit losses, partially offset by a decrease in other income, and increases in operating expenses and provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $427,000 or 1.2%, to $36.8 million for the three months ended September 30, 2026, from $36.3 million for the three months ended September 30, 2025. Interest and fees on loans, which is our primary source of interest income, was $33.1 million for each of the three months ended September 30, 2026 and 2025.

The average balance of loans decreased by $50.2 million, or 2.2%, to $2.27 billion for the three months ended September 30, 2026 , compared to $2.32 billion for the three months ended September 30, 2025, offset by a 12 basis point increase in the average yield on loans to 5.83% for the three months ended September 30, 2026, from 5.71% for the three months ended September 30, 2025. The decrease in average balance of loans was primarily due to private investor residential loan sales.

Interest on debt securities increased 37.7% to $3.4 million for the three months ended September 30, 2026, from $2.5 million for the three months ended September 30, 2025. The average balance of debt securities increased by $22.5 million, or 6.9%, to $351.2 million for the three months ended September 30, 2026, compared to $328.7 million for the three months ended September 30, 2025. The average yield of on debt securities increased by 88 basis points, to 3.90% for the three months ended September 30, 2026, compared to 3.02% for the three months ended September 30, 2025.

Interest Expense. Total interest expense decreased $2.9 million, or 17.0%, to $14.0 million for the three months ended September 30, 2026, compared to $16.8 million for the three months ended September 30, 2025. Interest expense on deposits decreased $1.4 million, or 10.7%, to $11.5 million for the three months ended September 30, 2026, from $12.9 million for the three months ended September 30, 2025. We recognized decreases in all categories of deposit interest expense. Our average cost of deposits decreased 34 basis points to 2.24% for the three months ended September 30, 2026, from 2.58% for the three months ended September 30, 2025. The decrease in the average cost of deposits was due to a decrease in money market and term certificate rates and a change in our mix of deposits, reflecting a decrease in certificate of deposit accounts and an increase in money market deposits.

Interest expense on Federal Home Loan Bank advances decreased $1.5 million, or 70.7%, to $601,000 for the three months ended September 30, 2026, from $2.1 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in the average balance of Federal Home Loan Bank advances ($121.9 million, or 66.9%) for the three months ended September 30, 2026. The decrease in average balance was primarily due to our prepaying $120.0 million of Federal Home Loan Bank advances during the third quarter of 2025.

Interest on subordinated debt was $1.9 million for the three months ended September 30, 2026 and 2025. The average balance of subordinated debt decreased by $14.7 million, or 13.4%, to $94.8 million for the three months ended September 30, 2026, compared to $109.4 million for the three months ended September 30, 2025, offset by a 94 basis point increase in the average yield on to 7.79% for the three months ended September 30, 2026, from 6.85% for the three months ended September 30, 2025. The decrease in average balance was due to redeeming $15.0 million of debt during the fourth quarter of 2025. The increase in average yield is due to debt that converted to a floating instrument during the second quarter of 2026.

Net Interest Income. Net interest income increased $3.3 million, or 16.8%, to $22.8 million for the three months ended September 30, 2026, compared to $19.5 million for the three months ended September 30, 2025, primarily due to a decrease in interest expense. Our interest rate spread increased 59 basis points to 3.03% for the three months ended September 30, 2026 from 2.44% for the three months ended September 30, 2025, while our net interest margin increased 55 basis points to 3.42% for the three months ended September 30, 2026 from 2.87% for the three months ended September 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded a (benefit) provision for credit losses on loans of $(250,000) and $1.7 million for the three months ended September 30, 2026 and 2025, respectively. The benefit was recorded due to a decrease in reserves on individually evaluated loans. There was no provision recorded for off balance sheet credit exposures for the three months ended September 30, 2026 and a $160,000 provision recorded for the three months ended September 30, 2025. The allowance for credit losses on loans was $29.8 million at September 30, 2026 and $31.1 million at September 30, 2025 and represented 1.31% and 1.36% of total loans at September 30, 2026 and 2025, respectively. The allowance for credit losses for off balance sheet commitments was $782,000 at September 30, 2026 and $607,000 at September 30, 2025.

Total non-accrual loans were $35.2 million at September 30, 2026, compared to $6.5 million at September 30, 2025. The increase reflected three commercial real estate loans, with total balances of $28.4 million, being placed on non-accrual status. Total loans past due 30 days or greater were $7.1 million at September 30, 2026 compared to $8.3 million at September 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 84.85% at September 30, 2026 compared to 480.80% at September 30, 2025.

Total non-accrual loans decreased $2.2 million when compared to $37.4 million at December 31, 2025. The decrease was due to a decrease in commercial and multi-family real estate non-accrual loans and commercial non-accrual loans.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,790	$2,736	$54	2.0%
Net loan servicing (expense) fee income	101	(419)	520	(124.1)%
Trust department fees	1,693	1,550	143	9.2%
Insurance and brokerage commissions	3,617	3,205	412	12.9%
Gain on securities available for sale, net	3	-	3
Gain on marketable equity securities	49	118	(69)	(58.5)%
Gain (loss) on sales of portfolio loans	113	(1,038)	1,151	(110.9)%
Mortgage banking income	4,128	5,741	(1,613)	(28.1)%
Bank-owned life insurance income	55	737	(682)	(92.5)%
Miscellaneous	239	499	(260)	(52.1)%
Total other income	$12,788	$13,129	$(341)	(2.6)%

The increase in trust department fees was due primarily to a $28.0 million, or 2.6%, increase in the market value of assets under management to $1.10 billion as of September 30, 2026, compared to $1.07 billion as of September 30, 2025. The increase in insurance and brokerage commissions was due to an increase in insurance commission income. The decrease in mortgage banking income was due to a derivative loss, a decrease in pricing and a decrease in loan sale volume, as we sold $134.6 million of non-portfolio residential and manufactured loans during the three months ended September 30, 2026 compared to $136.3 million of such sales during the three months ended September 30, 2025. The increase in gain (loss) on portfolio loans was due to more favorable pricing partially offset by a decrease in loan volume as we sold $21.8 million of portfolio loans during the three months ended September 30, 2026 compared to $64.0 million for the three months ended September 30, 2025. The decrease in bank-owned life insurance was due to market value fluctuations of the underlying assets in our non-qualified deferred compensation plan. The decrease in miscellaneous income was due to interest received from an employee retention tax credit in 2025.

Operating Expenses. Operating expenses information is as follows.

	Three Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$19,604	$18,830	$774	4.1%
Occupancy and equipment, net	3,659	3,504	155	4.4%
Professional fees	810	814	(4)	(0.5)%
Data processing	1,243	1,148	95	8.3%
Advertising costs	560	532	28	5.3%
Deposit insurance	677	671	6	0.9%
Amortization of intangible assets	162	258	(96)	(37.2)%
Other general and administrative	3,266	3,852	(586)	(15.2)%
Total operating expenses	$29,981	$29,609	$372	1.3%

The increase in salaries and employee benefits expense was due to cost-of-living adjustments and bonus expense, partially offset by a decrease in deferred compensation due to market value fluctuations of the underlying assets in our non-qualified deferred compensation plan. The increase in occupancy and equipment expense was due to equipment, maintenance and repairs contracts. The decrease in other expenses was due to borrowing prepayment penalties for the three months ended September 30, 2025 partially offset by a significant one-time charitable contribution for the three months ended September 30, 2026

Income Taxes. Income tax expense increased by $1.3 million to $1.4 million for the three months ended September 30, 2026, compared to $122,000 for the three months ended September 30, 2025. The increase in the income tax provision was due to higher pre-tax income and a decrease in tax exempt income. The effective tax rates were 24.4% and 10.4% for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate for each period was below the statutory rate due to tax exempt income.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

General. Net income for the nine months ended September 30, 2026 was $9.1 million, an increase of $6.0 million, or 186.9%, compared to net income of $3.2 million for the nine months ended September 30, 2025. The increase was due to decreases in interest expense and provision for credit losses, partially offset by a decrease in interest income and increases in operating expenses and provision for income taxes.

Interest and Dividend Income. Interest and dividend income decreased $1.2 million, or 1.2%, to $106.3 million for the nine months ended September 30, 2026, from $107.6 million for the nine months ended September 30, 2025. Interest and fees on loans, which is our primary source of interest income, decreased $2.3 million, or 2.3%, to $96.4 million for the nine months ended September 30, 2026, from $98.9 million for the nine months ended September 30, 2025.

The average balance of loans decreased by $65.0 million, or 2.8%, to $2.28 billion for the nine months ended September 30, 2026, compared to $2.35 billion for the nine months ended September 30, 2025. In addition, the average yield on loans increase by three basis points to 5.63% for the nine months ended September 30, 2026, from 5.60% for the nine months ended September 30, 2025. The decrease in average balance of loans was primarily due to private investor residential loan sales.

Interest and fees on debt securities increased $2.4 million, or 35.6%, to $9.2 million for the nine months ended September 30, 2026, from $6.8 million for the nine months ended September 30, 2025. The average balance of debt securities increased by $44.0 million, or 13.9%, to $360.5 million for the nine months ended September 30, 2026, compared to $316.5 million for the nine months ended September 30, 2025, as we used excess cash provided by an increase in deposits and a decrease in loans to invest in securities. In addition, the average yield on debt securities increased by 55 basis points to 3.41% for the nine months ended September 30, 2026, from 2.86% for the nine months ended September 30, 2025, due to changes in market interest rates.

Interest Expense. Total interest expense decreased $9.8 million, or 19.0%, to $42.0 million for the nine months ended September 30, 2026, compared to $51.8 million for the nine months ended September 30, 2025, reflecting decreases in all categories of interest expense.

Interest expense on deposits decreased $4.7 million, or 12.2%, to $34.1 million for the nine months ended September 30, 2026, from $38.8 million for the nine months ended September 30, 2025. The decrease in interest expense on deposits was due to a decrease in money market and term certificate rates and a change in our mix of deposits, reflecting a decrease in certificate of deposit accounts and an increase in money market deposits. Our average cost of interest-bearing deposits decreased 39 basis points to 2.24% for the nine months ended September 30, 2026 from 2.63% for the nine months ended September 30, 2025.

Interest expense on Federal Home Loan Bank advances decreased $4.6 million, or 62.4%, to $2.8 million for the nine months ended September 30, 2026 from $7.3 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in our average balance of Federal Home Loan Bank advances of $133.1 million, or 59.6%, to $90.2 million for the nine months ended September 30, 2026 compared to $223.3 million for the nine months ended September 30, 2025, due to our prepaying $120.0 million of Federal Home Loan Bank advances during the third quarter of 2025.

Interest on subordinated debt decreased $553,000, or 9.6% to $5.2 million for the nine months ended September 30, 2026 compared to $5.7 million for the nine months ended September 30, 2025. The average balance of subordinated debt decreased by $14.6 million, or 13.4%, to $94.7 million for the nine months ended September 30, 2026, compared to $109.3 million for the nine months ended September 30, 2025, offset by a 30 basis point increase in the average yield on subordinated debt to 7.22% for the nine months ended September 30, 2026, from 6.92% for the nine months ended September 30, 2025. The decrease in average balance was due to redeeming $15.0 million of our debt during the fourth quarter of 2025. The increase in average yield is due to debt that converted to a floating instrument during the second quarter of 2026.

Net Interest Income. Net interest income increased $8.6 million, or 15.4%, to $64.3 million for the nine months ended September 30, 2026 compared to $55.7 million for nine months ended September 30, 2025, as our interest expense decreased faster than our interest income. Our interest rate spread increased 50 basis points to 2.79% for the nine months ended September 30, 2026 from 2.29% for the nine months ended September 30, 2025, while our net interest margin increased 48 basis points to 3.20% for the nine months ended September 30, 2026 from 2.72% for the nine months ended September 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “—Critical Accounting Policies—Allowance for Credit Losses,” we recorded provisions for credit losses on loans of $2.3 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively. There was no provision recorded for off balance sheet credit exposures for the nine months ended September 30, 2026. There was a provision of $160,000 recorded for the nine months ended September 30, 2025. The allowance for credit losses on loans was $29.8 million at September 30, 2026 and $31.1 million at September 30, 2025, and represented 1.31% and

1.36% of total loans at September 30, 2026 and September 30, 2025, respectively. The allowance for credit losses for off balance sheet credit exposures was $782,000 and $607,000 at September 30, 2026 and September 30, 2025, respectively.

Total non-accrual loans were $35.2 million at September 30, 2026, compared to $6.5 million at September 30, 2025. The increase reflected three commercial real estate loans, with total balances of $28.4 million, being placed on non-accrual status. Total loans past due 30 days or greater were $7.1 million at September 30, 2026 compared to $5.3 million at September 30, 2025. As a percentage of nonperforming loans, the allowance for credit losses on loans was 84.9% at September 30, 2026 compared to 480.8% at September 30, 2025.

Our estimates and assumptions used in the determination of the adequacy of the allowance could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any such increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Other Income. Other income information is as follows.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Customer service fees	$8,309	$7,850	$459	5.8%
Net loan servicing expense	(999)	(262)	(737)	281.3%
Trust department fees	4,948	4,512	436	9.7%
Insurance and brokerage commissions	11,390	11,079	311	2.8%
Gain (loss) on securities available for sale, net	206	(20)	226	(1130.0)%
Gain on marketable equity securities	238	68	170	250.0%
Loss on sales of portfolio loans	(663)	(1,865)	1,202	(64.5)%
Mortgage banking income	13,302	13,868	(566)	(4.1)%
Bank-owned life insurance	1,375	1,743	(368)	(21.1)%
Miscellaneous	925	2,087	(1,162)	(55.7)%
Total other income	$39,031	$39,060	$(29)	(0.1)%

The increase in customer service fees was due to increases in overdraft fees, ATM interchange fees and credit card interchange fees. The increase in trust department fees was due primarily to a $28.0 million, or 2.6%, increase in the market value of assets under management to $1.10 billion as of September 30, 2026, compared to $1.07 billion as of September 30, 2025. The increase in insurance and brokerage commissions was due to insurance commission income partially offset by a decrease in profit sharing income and non-deposit product commission income. The decrease in mortgage banking income was due to a derivative loss, partially offset by an increase in residential and manufactured non-portfolio loan sale volume due to the current interest rate environment, as we sold $427.8 million of residential and manufactured non-portfolio loans during the nine months ended September 30, 2026, compared to $354.6 million of such sales during the nine months ended September 30, 2025. The decrease in loss on sales of portfolio loans was due to more favorable pricing, offset by a decrease in volume as we sold $102.8 million in portfolio loans for the nine months ended September 30, 2026 compared to $118.4 million for the nine months ended September 30, 2025. The decrease in bank-owned life insurance income was due to market value fluctuations of the underlying assets in our non-qualified deferred compensation plan. The decrease in net loan servicing fees was due to an increase in loan prepayment speeds resulting in accelerated mortgage servicing asset amortization. The decrease in miscellaneous income was due to interest received from an employee retention tax credit in 2025.

Operating Expenses. Operating expenses information is as follows.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$59,465	$54,930	$4,535	8.3%
Occupancy and equipment, net	11,338	10,616	722	6.8%
Professional fees	2,478	2,365	113	4.8%
Data processing	3,701	3,436	265	7.7%
Advertising	1,777	1,711	66	3.9%
Deposit insurance	2,077	2,056	21	1.0%
Amortization of intangible assets	487	763	(276)	(36.2)%
Other	8,456	9,443	(987)	(10.5)%
Total operating expenses	$89,779	$85,320	4,459	5.2%

The increase in salaries and employee benefits expense was due to cost-of-living adjustments, incentive compensation tied to higher loan volume and bonus expense. The increase in occupancy and equipment expense was due to higher snow removal costs. The increase in data processing was due to a 2.9% increase in core processing fees. The decrease in amortization of intangible assets was due to an intangible asset becoming fully amortized. The decrease in other expenses was due to a write-down of an investment based on our redirecting the funds to a downpayment assistance program as well as borrowing prepayment penalties for the nine months ended September 30, 2025, partially offset by a significant one-time charitable contribution for the nine months ended September 30, 2026.

Income Taxes. Income tax expense increased by $1.6 million, or 307.2%, to $2.2 million for the nine months ended September 30, 2026, compared to $539,000 for the nine months ended September 30, 2025. The increase in the income tax provision was due to higher pre-tax income and a decrease in tax exempt income. The effective tax rates were 19.4% and 14.5% for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate for each period was below the statutory rate due to tax exempt income.

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

	For the Three Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,266,552	$33,061	5.83%	$2,316,795	$33,057	5.71%
Debt securities	351,187	3,421	3.90%	328,664	2,484	3.02%
Equity securities and mutual funds	5,488	99	7.21%	10,564	210	7.99%
Cash equivalents	40,823	183	1.76%	64,543	586	3.55%
Total interest-earning assets	2,664,050	36,764	5.52%	2,720,566	36,337	5.34%
Noninterest-earning assets	236,643			198,982
Total assets	$2,900,693			$2,919,548
Interest-bearing liabilities:
NOW accounts	$378,600	1,110	1.16%	$369,531	1,236	1.33%
Savings accounts	286,841	141	0.19%	291,606	159	0.22%
Money market accounts	900,355	6,648	2.93%	781,411	6,615	3.36%
Certificates of deposit	470,449	3,581	3.02%	532,464	4,842	3.61%
Total interest-bearing deposits	2,036,245	11,480	2.24%	1,975,012	12,852	2.58%
Borrowings:
Other Borrowings	60,423	601	3.89%	182,368	2,053	4.41%
Subordinated debt	94,753	1,886	7.79%	109,418	1,917	6.85%
Total interest-bearing liabilities	2,191,421	13,967	2.49%	2,266,798	16,822	2.90%
Noninterest-bearing liabilities:
Demand deposits	468,751			427,145
Other	49,675			47,437
Total liabilities	2,709,847			2,741,380
Retained earnings	190,846			178,168
Total liabilities and retained earnings	$2,900,693			$2,919,548
Net interest income		$22,797			$19,515
Net interest rate spread (2)			3.03%			2.44%
Net interest-earning assets (3)	$472,629			$453,768
Net interest margin (4)			3.42%			2.87%
Average interest-earning assets to interest-bearing liabilities			121.57%			120.02%

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,284,919	$96,423	5.63%	$2,349,954	$98,686	5.60%
Debt securities	360,481	9,209	3.41%	316,518	6,790	2.86%
Equity securities and mutual funds	6,677	331	6.61%	12,104	703	7.75%
Cash equivalents	28,934	365	1.67%	54,347	1,397	3.39%
Total interest-earning assets	2,681,011	106,328	5.29%	2,732,923	107,576	5.25%
Noninterest-earning assets	204,028			201,378
Total assets	$2,885,039			$2,934,301
Interest-bearing liabilities:
NOW accounts	$387,548	3,480	1.20%	$381,692	3,884	1.36%
Savings accounts	288,539	432	0.20%	293,051	475	0.22%
Money market accounts	863,962	18,817	2.91%	757,147	19,261	3.40%
Certificates of deposit	488,426	11,328	3.10%	542,397	15,153	3.74%
Total interest-bearing deposits	2,028,475	34,057	2.24%	1,974,287	38,773	2.63%
Borrowings	90,190	2,750	4.02%	223,249	7,322	4.32%
Subordinated debt	94,689	5,185	7.22%	109,323	5,738	6.92%
Total interest-bearing liabilities	2,213,354	41,992	2.50%	2,306,859	51,833	2.96%
Noninterest-bearing liabilities
Demand deposits	435,310			406,664
Other	47,408			45,963
Total liabilities	2,696,072			2,759,486
Retained earnings	188,968			174,815
Total liabilities and retained earnings	$2,885,039			$2,934,301
Net interest income		$64,336			$55,743
Net interest rate spread (2)			2.79%			2.29%
Net interest-earning assets (3)	$467,657			$426,064
Net interest margin (4)			3.20%			2.72%
Average interest-earning assets to interest-bearing liabilities			121.13%			118.47%

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

	Three Months Ended September 30, 2026 vs. 2025			Nine Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(725)	$728	$3	$(2,742)	$480	$(2,262)
Debt securities	180	759	939	1,019	1,401	2,420
Equity securities and mutual funds	(93)	(19)	(112)	(280)	(92)	(372)
Cash equivalents	(170)	(233)	(403)	(494)	(537)	(1,031)
Total interest-earning assets	(808)	1,235	427	(2,497)	1,252	(1,245)
Interest-bearing liabilities:
NOW accounts	29	(153)	(124)	59	(462)	(403)
Savings accounts	(3)	(15)	(18)	(7)	(36)	(43)
Money market accounts	929	(897)	32	2,531	(2,976)	(445)
Certificates of deposit	(526)	(735)	(1,261)	(1,413)	(2,412)	(3,825)
Other borrowings	(1,236)	(217)	(1,453)	(4,090)	(481)	(4,571)
Subordinated debt	(269)	238	(31)	(789)	236	(553)
Total interest-bearing liabilities	(1,076)	(1,779)	(2,855)	(3,709)	(6,131)	(9,840)
Change in net interest income	$268	$3,014	$3,282	$1,212	$7,383	$8,595

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

The tables below set forth, as of September 30, 2026 and June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

At September 30, 2026
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
	(Dollars in thousands)
+200	$104,981	(1.9)%	$114,193	0.3%
Level	107,000	—	113,805	—
-200	107,924	0.9%	111,352	(2.2)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

At June 30, 2026
Change in Interest Rates (Basis Points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
	(Dollars in thousands)
+200	$94,919	(2.5)%	$102,761	(0.7)%
Level	97,341	—	103,441	—
-200	98,839	1.5%	102,122	(1.3)%
(1)
Assumes an instantaneous uniform change in interest rates at all maturities.

The tables above indicate that at September 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.9% year-one decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 0.9% year-one increase in net interest income and at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.5% year-one decrease in net interest income, and in the event of an instantaneous parallel 200 basis point decrease in interest rates, we would have experienced a 1.5% year-one increase in net interest income.

At September 30, 2026, all estimated changes described above with respect to net interest income with respect to potential changes in market interest rates were in compliance with the current policy limits established by management and approved by the board of directors.

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

Liquidity and Capital Resources

Liquidity is our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities and calls of securities. We also have the ability to borrow from the Federal Home Loan Bank of Boston. At September 30, 2026, we had $45.5 million outstanding in advances from the Federal Home Loan Bank of Boston. At September 30, 2026, we had the ability to borrow $496.3 million in additional Federal Home Loan Bank of Boston advances. At September 30, 2026, we also had a $7.0 million line of credit with the Federal Home Loan Bank of Boston, none of which was drawn at that date. Additionally, at September 30, 2026, we had a $159.6 million secured line of credit through the Federal Reserve Borrower-in-Custody program. We also have available unsecured lines of credit with correspondent banks at interest rates that adjust daily, with borrowing capacity of $25.0 million at September 30, 2026. In addition, we have an agreement with AFX that provides us access to unsecured overnight borrowings with various counterparties. At September 30, 2026, we had a credit limit of $400.0 million. At September 30, 2026, no advances were outstanding under these lines of credit of the agreement with AFX. Lastly, as of September 30, 2026, we could access $263.9 million in funding through IntraFi One-Way-Buy, which enables banks to purchase wholesale funding at fixed or floating rates without collateralization requirements.

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

We target a Tier 1 basic surplus (calculated as (A) liquid assets (generally overnight funds, short-term investments and unpledged securities) minus (B) a percentage of short-term/potentially volatile liabilities (generally maturing short-term liabilities and a percentage of certificates of deposit and other deposits) divided by (C) total assets), of 5%. As of September 30, 2026, our Tier 1 basic surplus was 8.0%.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $30.3 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans and proceeds from maturing securities and pay downs on securities, was $(69.0) million and $37.7 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by (used in) financing activities was $98.2 million and $(65.7) million for the nine months ended September 30, 2026 and 2025, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase loans with an increase in core deposits and the continued use of Federal Home Loan Bank of Boston advances and other borrowings, as needed.

At September 30, 2026, BayCoast Bank exceeded its applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines.

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

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to our consolidated financial statements beginning on page 11. As an emerging growth company, we have elected to use the extended transition period to delay the adoption of new or re-issued accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

NARRAGANSETT BANCORP, INC.

Date: November 10, 2026	By:	/s/ Nicholas M. Christ
Nicholas M. Christ
Chair of the Board and Chief Executive Officer (Duly Authorized Representative)

Date: November 10, 2026	By:	/s/ Diana Taxiera
Diana Taxiera
Senior Vice President, Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)